Form 10KSB
period 1997-05-31
IN HOUSE REHAB CORP
filed 1997-10-29
CIK 1034042

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  May 31, 1997

                   Commission File No. 0-22155

                    IN-HOUSE REHAB CORPORATION
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

           Colorado                                  84-0987697
-------------------------------       ---------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
Incorporation or Organization)

  325 West Main Street, Suite 1400B, Louisville, Kentucky 40202
  --------------------------------------------------------------
   (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (502) 568-8923

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X]   No [  ]

As of October 21, 1997, 13,344,215 Shares of the Registrant's No Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $7,267,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year:  $15,637,853.

Documents incorporated by reference:  None

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     In-House Rehab Corporation (the "Company") was formed under the laws of the State of Colorado in May 1985 under the name of "Perennial Development Corporation" for the purpose of engaging in real estate activities. In April 1987, the Company completed an initial public offering of its securities, and became listed on Nasdaq.

     The Company engaged in commercial land development operations. However, due principally to escalating adverse economic conditions in the real estate markets in which the Company was engaged, management eventually abandoned the development of all of its projects. A combination of high leverage and severe liquidity problems forced management to dispose of the properties during the period from June 1989 to May 1994. A land development project in Somerton, Arizona resulted in the filing of a bankruptcy petition on behalf of a subsidiary which was settled during the year ended May 31, 1995.

     On September 29, 1995, the Company acquired all of the outstanding stock of In-House Rehab, Inc. ("IHR"), a Kentucky corporation, in exchange for 10,460,000 shares of the Company's authorized but unissued Common Stock. Such shares were issued to the former shareholders of IHR and represent 85% of the Company's Common Stock outstanding. As a result of this transaction, there was a change in control of the Company. All of the Company's officers and directors resigned, and new officers and directors selected by IHR were elected.

     IHR was formed in September 1994, and is engaged in providing, on a contract basis, physical, speech and occupational therapy personnel to long-term care providers.

     Effective March 1, 1996, the Company acquired certain assets and liabilities of Total Rehab South, Inc. ("TRS"), a Tampa, Florida based provider of rehabilitation, speech and occupational therapists to nursing homes and long-term care facilities in Florida and Georgia. Included in the assets acquired by the Company were $900,000 in accounts receivable and the rights of TRS under contracts it held to provide therapists to 28 facilities. The Company also assumed up to $75,000 of liabilities of TRS. The total price paid by the Company under the asset purchase agreement was $1,010,601 including a non-competition agreement in the amount of $185,601. In connection with this acquisition, the therapists employed by TRS became employees of the Company. TRS was merged into IHR on May 31, 1996.

     Effective September 1, 1996, the Company acquired all of the stock of Regal Health Care, Inc. ("RHC") for $1.00. RHC is a Clearwater, Florida based provider of psyche/social services to nursing homes and long-term care facilities in North Carolina. Upon acquisition, RHC had assets totaling approximately $30,000 and liabilities totaling approximately $70,000. This acquisition allowed the Company to add psych/social services to the rehabilitation services it currently offers. Effective September 10, 1997, RHC changed its name to In-House Medical Resources, Inc.

     In November 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "In-House Rehab Corporation," and this became effective on December 9, 1996.

     Effective December 1, 1996, the Company acquired all of the stock of RT Group Inc. ("RTG"), in exchange for $150,000 in cash. RTG is a Indianapolis, Indiana based provider of respiratory care to nursing homes and long-term care facilities in Indiana. Upon acquisition, RTG had assets totaling approximately $75,000 and liabilities totaling approximately $49,000. The Company now offers respiratory therapy services along with rehabilitation and psych/social services in facilities under contract.

     Effective December 1, 1996, the Company acquired all of the stock of Daily Rehabilitation Institute, Inc. ("DRI") in exchange for $1.00 and an option to purchase 30,000 shares of the Company's Common Stock at $2.25 per share. DRI is a Jacksonville, Florida based provider of outpatient rehab services in a clinic setting. Upon acquisition, DRI had assets totaling approximately $116,000 and liabilities totaling approximately $124,000. The clinic is a Medicare certified facility that the Company now markets in the Florida based assisted living community.

     Effective January 1, 1997, the Company acquired nine contracts to provide therapy services to certain long-term care providers from Tri-Therapy Services, Inc. ("TSI") in exchange for $100,000 in cash which included $10,000 for a noncompete agreement. TSI is a Madison, Mississippi based provider of physical, occupational and speech therapy care to nursing homes and long-term care facilities in Arkansas.

     In July 1997, the Company entered into an agreement with an unrelated company whereby the Company would provide operational support while the partner company would provide the marketing support to sell the services offered by the Company. This new company is a limited liability company, Rehab Partners, L.L.C. (RPI). The Company currently has an 80% interest in RPI.

     All references to the "Company" herein refers to the Company and its subsidiaries, unless the context otherwise requires.

     In April 1997, the Company announced that it had entered into a letter agreement concerning the proposed acquisition of Quality Care and Rehab, Inc. ("QCR"), a privately-held provider of therapy services serving Louisiana, Mississippi and Arkansas. In August 1997, after conducting its due diligence review, the Company announced that it had terminated its negotiations and that the acquisition of QCR would not occur.

     In August 1997, the Company entered into a letter of intent to acquire Gateway Rehab, Inc., which provides therapy services in Illinois and Indiana. The Company is presently conducting a due diligence review of Gateway Rehab, Inc. This proposed acquisition is contingent on the completion of this review and the negotiation of a definitive agreement. Under the terms of the letter of intent, the acquisition would be accomplished through a stock for stock exchange.

     On September 30, 1997, the Company acquired the assets of Rehab & Therapy Center of Naples, Inc.("RTCN"), an operator of a comprehensive outpatient rehabilitation facility in southern Florida. This acquisition was made in exchange for $20,000 in cash and 2,857 shares of the Company's Common Stock.

CONTRACT THERAPY SERVICES

     The Company primarily provides rehabilitation therapists to nursing facilities on a contract basis. These include physical therapists, occupational therapists, speech-language pathologists, respiratory therapists and psych/social services counseling, working together to improve the ability of patients to perform the activities of daily living. Physical therapy effects muscular and neural responses in an effort to improve patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders. Respiratory therapy is the evaluation and treatment of breathing disorders. Psych/social services is the evaluation and psychological counseling of patients suffering from severe depression.

     The long-term care industry has typically contracted for therapy services for the following reasons:

          INSUFFICIENT CASELOAD. The average nursing facility of approximately 100 beds has insufficient and/or irregular caseloads, which makes it uneconomical to operate its own therapy program with the full-time employment of therapists and the associated costs of administration.

          SUPPLY OF THERAPISTS. There is an inadequate supply of therapists and the work force is characterized by high turnover. Consistent staffing levels are difficult to maintain, which jeopardizes service levels and quality.

          EXPERTISE. Therapy revenues represent a relatively small percentage of a nursing facility's total revenues and operating activities. Reimbursement and regulatory complexities concerning appropriate utilization, documentation, denials management and quality oversight, if inadequately administered, can seriously erode the profitability of therapy programs staffed by and managed by employees of the nursing facility. As a result, nursing facilities frequently choose to contract for specialized expertise.

     In the current unsettled environment, the Company believes that it is well-positioned to compete effectively with other contractors due to: (i) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality, (ii) reimbursement and regulatory expertise to assist nursing facility operators in their dealings with third-party payors, principally Medicare, and (iii) sophisticated management information systems to assist operators in analyzing clinical outcomes, therapy utilization, claim denials, staffing and marketing and educational activities.

     The supply of therapists is growing at a rate of less than 5% per year, yet the demand for therapists is growing at 8% to 10% per year. The Bureau of Labor Statistics estimates that the shortage of therapists will continue into the first decade of the next century. The principal limitations on the supply of therapists are the lack of funding to increase the number and size of educational programs and increasingly stringent accreditation requirements. To address these issues, the Company has developed the following programs:

     1. UNIVERSITY RECRUITMENT PROGRAM. Utilizing a director of university and client relations, the Company has developed a comprehensive program to establish relationships with the pool of therapists coming into the marketplace. The strategy includes two levels of involvement depending upon the target university:

          LEVEL ONE - The Company is in contact with over 100 schools around the country where students are provided with Company and industry specific promotional materials.

          LEVEL TWO - The Company coordinates on-site visits to 30 to 50 schools per year and conducts job fairs, receptions and other activities to establish a presence and build relationships.

     2. DIVERSIFIED CAREER PATHS. Access to long-term care, acute care hospitals, free-standing clinics, and other work settings, provides the Company with the ability to offer a therapist exposure and experience in various clinical settings.

     3. ON-SITE MANAGEMENT SUPPORT. The Company is committed to on-site management in every facility, clinic or other work setting regardless of size. Management believes this feature differentiates the Company from the competition in its ability to attract new business and retain therapists.

     The deficiency in the ratio of therapists supply and demand will continue to require the utmost attention from the Company's management.

     Employee turnover in the rehabilitation industry is high relative to other industries because of the supply/demand imbalance. Also affecting turnover is the aggressive recruiting that occurs within the industry and the demographics of the largely young, female and mobile therapist population. Furthermore, therapist turnover rates in nursing facilities are traditionally higher than in other therapy settings due to the increased difficulties in treating geriatric patients.

SERVICE AGREEMENTS

     The Company enters into Contracts for Therapy Program Services with operators of long-term care facilities which provide that the Company will provide rehabilitation services to the facilities' patients based upon medical necessity, professional recruiting, rehabilitation management, and support to the facilities for obtaining reimbursement from third-party payors. The Company's services include:

     (1) Recruiting physical therapists, speech therapists, occupational therapists, rehabilitation case managers, and other personnel as agreed upon, to provide services at the nursing home to be employed either by the Company, or, in some instances, by the nursing home;

     (2) Providing a program enhancement specialist in long-term care and rehabilitation to support, council, advise and assist in directing the development of the rehabilitation activity within the facility;

     (3) Providing a reimbursement specialist to assist with recommendations on financial matters to the facility's administration;

     (4) Procuring equipment as needed for the facility to assure that rehabilitation activities function at a level commensurate with patient requirements;

     (5) Reviewing compliance with all state and federal guidelines relative to therapist credentials; and

     (6) Providing manuals and other educational materials to enhance the overall capabilities of the rehabilitation departments of the facility.

     In exchange for the services provided, the Company receives a monthly management fee, which may be adjusted if the quantity of equipment, therapists or other services subsequently change; a one-time set up fee; and a monthly fee based on the number of treatment units of service provided by employees of the Company.

     The Contract terms for Therapy Program Services vary from one to five years. However, the contracts may be terminated upon either thirty or sixty days notice, depending upon the specific contract in question.

COMPETITION

     The health care industry in general, and rehabilitation in particular, is highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets. The primary competitive factors in such local markets are quality of patient care services, charges for services and responsiveness to meeting the needs of patients, customer health care facilities, referral sources and payors.

     Key competitive factors in the contract therapy services business include the ability to provide therapy staff to meet the therapy needs at customer facilities and the ability to provide management and clinical support to such staff. The Company will compete in local markets with other national and regional and local contract therapy providers. The demographics of potential customers are expected to change as some larger nursing home chains attempt to take their services in-house. This may increase the competition for remaining customers. Although the Company intends to expand its customer contracts in the nursing home industry, the successful development of such in-house programs by a large number of customers could adversely affect the Company's ability to do so.

     The Company believes that its ability to compete is enhanced by the relationships management has established within the long-term care industry. The Company's services are also unique in that the facility administrator has the option to have the Company manage the rehabilitation department totally, or to utilize the Company as a traditional provider in selected disciplines. The flexibility of service approach is different from the larger competitors which typically offer only contract therapy. The Company also provides a rehabilitation director to oversee treatment in each facility. This feature should appeal to smaller nursing home chains. The Company is also involved in the development of sub-acute care units. This particular aspect of service appeals to mid-size chains that cannot afford to hire management personnel with this highly specialized expertise.

     At May 31, 1997, the Company had Contracts for Therapy Program Services with 71 facilities in the southeastern United States; 36 of these facilities are either owned, operated or managed by Retirement Care Associates, Inc.("Retirement Care"), a principal shareholder of the Company. During the year ended May 31, 1997, contracts with Retirement Care facilities represented approximately $8,900,000 in revenue to the Company. The Company intends to increase the number of contracts it has with long-term care facilities operated by entities other than Retirement Care. However, the Company is currently highly dependent on its contracts with Retirement Care. If, for any reason, Retirement Care were to cancel some or all of these contracts (which could occur on as little as 60-days' notice), there could be a significantly unfavorable effect on the Company's cash flow from operations.

     In February 1997, Retirement Care announced that it had entered into a merger agreement with Sun Healthcare Group, Inc. ("Sun Healthcare") pursuant to which Retirement Care would be merged into a subsidiary of Sun Healthcare. Sun Healthcare currently has a subsidiary which provides rehabilitation services. The Company is currently working with Sun Healthcare on a transition schedule for the transition of the Retirement Care facilities that are serviced by the Company to Sun Healthcare. The transition period is tentatively scheduled to begin approximately thirty (30) days after the issuance of the proxy relating to the Retirement Care/Sun Healthcare Merger and will conclude approximately ninety
(90) days thereafter.

REIMBURSEMENT/GOVERNMENT PROGRAMS

     Reimbursement for medical rehabilitation services is available through Medicare, Medicaid, commercial insurance, managed care programs, veterans benefits, workers' compensation and other government programs. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. Congress has provided, through the Medicare program, for coverage of contract therapy services. A substantial portion of the Company's business, in effect, is reimbursed by Medicare, and a small portion by Medicaid. As a result, regulations regarding Medicare and Medicaid eligibility, certification and reimbursement are important to the Company's activities and changes in these programs or regulations could adversely affect the Company's business.

     The Congress has passed, and the President has signed health care reform in the Balanced Budget Act of 1997. This legislation is intended to slow the annual rate of growth of Medicare and Medicaid expenditures. The legislation includes a prospective payment system for all Medicare services provided in a skilled nursing facility, including medical rehabilitation services. The skilled nursing facility will receive a fixed reimbursement rate per patient day, based upon a patient acuity rating system, which includes an added-on amount for rehab services. Although the regulations implementing this change are not yet finalized, the effective date of prospective payment for skilled nursing facilities is on or after July 1, 1998. The new legislation also provides for a $1,500 cap on outpatient therapy charges. These changes will not impact the Company's current fiscal year. However, they will impact reimbursement for future rehabilitation services.

     Currently, Medicare reimburses the skilled nursing facility for contract therapy services on a cost basis, and reimbursement levels are determined based on a reasonable-cost standard. Specific guidelines exist for evaluating the reasonable cost of physical therapy and respiratory therapy. General guidelines exist for evaluating the reasonable cost of occupational therapy, speech-language pathology services and psych/social services. When a nursing facility contracts with a third party, such as the Company, for physical therapy or respiratory therapy services, a standard rate system applies. This system is called salary-equivalency. The physical and respiratory therapy salary-equivalency rates have been adjusted annually based on a 1983 standard, but do not adequately reflect salary inflation since 1983. As a result, physical therapy contract services are essentially a break-even business for many contractors.

     The Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has issued specific reimbursement guidelines for physical therapy, occupational therapy and speech-language pathology services. The guidelines have been circulated for public comment, but no effective date has yet been established.

     Until such time as salary-equivalency guidelines are formally promulgated, contract occupational therapy and speech-language pathology services are evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. During the past two years, HCFA has issued several directives to its fiscal intermediaries instructing them on how to ensure therapy costs are reasonable. One such advisory issued in April 1995 was controversial as it included a series of data tables with incomplete instructions. Responding to concerns raised by the nursing home and rehabilitation sectors, HCFA clarified its guidance in a June 1995 directive reiterating that fiscal intermediaries must apply the "prudent buyer" principle when evaluating whether a facility's costs are substantially out-of-line. Intermediaries are instructed to consider relevant facts and circumstances concerning a facility's contracting costs. The attention being given by HCFA to these instructions has increased scrutiny of contracting practices.

GOVERNMENT REGULATION

     The health care industry, including rehabilitation services, is subject to extensive federal, state and local regulation. The various layers of regulation affect the Company's business by requiring licensure or certification of its employees and controlling reimbursements for services provided. Government and other third-party payors' health care policies and programs have been subject to changes in payment and methodologies for a number of years.

     Various state and federal laws and regulations govern relationships between providers of health care services and physicians, including employment or service contracts and investment relationships. These laws and regulations include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the payment, receipt or offering of any direct or indirect remuneration for the referral or inducement of a referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment and the self-referral provisions of federal and state law which generally prohibit referrals by a physician to persons with whom the physician has certain types of financial relationships. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. Management believes it is in compliance with these laws and regulations and has established a broad-based compliance program to ensure conformity to these rules as well as to other laws and regulations.

INSURANCE

     Companies which provide rehabilitation therapy services are subject to personal injury and other liability claims which are normally covered by insurance. The Company maintains liability insurance coverage in amounts deemed appropriate based on the nature and risks of the business. There can be no assurance that a future claim will not exceed insurance coverage or that such coverage will continue to be available. In addition, continued substantial increases in the cost of such insurance could have an adverse effect on the Company's business.

EMPLOYEES

     As of October 1, 1997, the Company had approximately 363 employees of which 174 are full-time. The Company's employees are not represented by any labor union. Management believes that its relationship with its employees are favorable.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Effective February 1, 1997, the Company entered into a new five year lease for approximately 7,400 square feet of office space at Waterfront Plaza, 325 West

Main Street, Louisville, Kentucky 40202. The base rent is $7,068 per month and is fixed for the five year period.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its subsidiaries are not currently parties to any litigation that management believes would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the period covered by this Report.

                                  PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The principal market for trading the Company's Common Stock has been the over-the-counter market. Since December 1995, prices for the Company's Common Stock have been quoted on the OTC Bulletin Board. The trading symbol is currently "IHRB."

     The range of high and low bid quotations for the Company's Common Stock provided below were obtained from the OTC Bulletin Board and the National Quotation Bureau. The stock is principally owned or controlled by officers and directors, and the bid prices reported may not be indicative of the value of the Common Stock. The volume of trading in the Company's Common Stock has been very limited. The existence of an active trading market may not exist at any given time and shareholders may have difficulty selling their shares. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                     BID
                                               ---------------
    YEAR ENDED MAY 31, 1997                    HIGH        LOW
    -----------------------                    ----       -----
    First Quarter                              $2.25      $1.75
    Second Quarter                             $2.25      $2.25
    Third Quarter                              $2.25      $2.00
    Fourth Quarter                             $4.25      $2.00

    YEAR ENDED MAY 31, 1996
    -----------------------
    Third Quarter                              $1.25      $0.50
    Fourth Quarter                             $1.75      $1.00

     As of October 17, 1997, there were approximately 333 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are more than 500 beneficial owners of the Company's Common Stock.

     The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     During the period from March 1996 through August 1996, the Company sold units consisting of shares of its Common Stock to 34 accredited investors in a private offering. A total of 1,300,000 shares of Common Stock were sold in this offering for an aggregate of $1,625,000 in cash. In addition, the Company issued warrants to purchase an aggregate of 520,000 shares of Common Stock at $2.50 per share to three investors who invested at least $200,000 in the offering. The Company paid the following commissions for its services as a sales agent in this offering:

            Marion Bass Securities Corp.              $ 20,000
            Stockbridge Associates, Inc.                16,000
            Lawson Financial Corporation                 8,000
            La Jolla Securities Corp.                   65,000
                                                      --------
                                                      $108,000

     In addition, the Company issued options to purchase shares of the Company's Common Stock at $1.25 per share to Terry Lewis (to purchase 14,000 shares) and to La Jolla Securities, Inc. (to purchase 6,000 shares) as compensation for their services in connection with this private offering.

     With respect to these sales, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing complete information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

OVERALL SUMMARY

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     The Company generated $15,638,000 in gross revenue for the fiscal year ended May 31, 1997 compared with $6,623,000 in the prior year. The increase is due to both the addition of new service contracts and acquisitions made during the year. A very small portion of the change resulted from rate adjustments.

     Operating expenses as a percentage of revenue for the year ended May 31, 1997 were 72.4%. This compares with 71.6% in the prior year. The increase is attributed to the addition of clinical specialists hired to improve the quality of service and the amortization of goodwill associated with the acquisition of Total Rehab South.

     Selling, general and administrative expenses for the year ended May 31, 1997 were 14.9% of revenue compared to 17.8% in the prior year. The improvement resulted from increasing revenue at a faster rate than the associated overhead.

     Interest expense for the year ended May 31, 1997 was $159,000 versus $66,000 in the prior year. The increase resulted from expanding the credit line in order to finance the Company's increase in accounts receivable reflecting the Company's growth.

     The income tax provisions for the year ended May 31, 1997 and 1996 were 39.8% and 38.2%, respectively.

     The factors discussed above have resulted in earnings of $1,100,000 for the year ended May 31, 1997 compared with $394,000 in the prior year.

FISCAL YEAR ENDED MAY 31, 1996 COMPARED TO PERIOD FROM SEPTEMBER 21, 1994 (INCEPTION) TO MAY 31, 1995

     During the fiscal year ended May 31, 1996, the Company had revenues of approximately $6,623,000 as compared to $335,000 during the period ended May 31, 1995. The substantial increase reflects the fact that prior to May 31, 1995, the Company was in a start-up phase and had only limited operations.

     Operating expenses as a percentage of revenues during the year ended May 31, 1996 were approximately 71.6% as compared to approximately 95.8% during the prior period. The reduction in the percentage reflects the fact that the Company was in a start-up phase in the prior period and was not able to achieve normal operations until the year ended May 31, 1996.

     Selling, general and administrative expenses as a percentage of revenues during the year ended May 31, 1996, were approximately 17.8% as compared to approximately 30.4% during the prior period. The reduced percentage reflects the Company's start-up of operations in the prior period.

     Interest expense during the year ended May 31, 1996 was approximately $66,000. The Company had no interest expense in the prior period. The interest expense is a result of borrowings under a line of credit which the Company obtained in June 1995.

     As a result of the factors described above, the Company had a net income of approximately $394,000 during the year ended May 31, 1996, as compared to a loss of $92,000 during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1997, the Company had working capital of approximately $2,555,000 as compared to working capital of approximately $1,712,000 at May 31, 1996. The increase was primarily due to an increase in trade receivables which were the result of an increase in the number of contracts being serviced. As of May 31, 1997, the Company had 82 contracts to provide rehabilitation, respiratory and/or psych/social services compared with 66 contracts on May 31, 1996.

     Net cash used in operating activities totaled approximately $2,480,000 for the year ended May 31, 1997. This compares with $1,262,000 for the prior year. The increase was primarily due to an increase in accounts receivable caused by higher service revenue. The change was partially offset by an increase in net income.

     The Company used approximately $437,000 toward investing activities during the year ended May 31, 1997, compared with $573,000 in the prior year. The increase resulted from the addition of equipment and two minor acquisitions: RT Group, Inc. (a respiratory therapy company) and the purchase of nine Arkansas facility contracts. Other than the potential acquisition of new companies, the Company does not anticipate any other significant investing activities.

     Net cash provided by financing activities for the year ended May 31, 1997 was approximately $2,917,000 compared with $1,732,000 for the prior year. The increase was almost entirely due to the use of short-term borrowing under the Company's credit line. The need for financing is a normal result of the Company's growth, and the Company's management expects it to continue.

     At May 31, 1996 the Company had working capital of approximately $1,712,000 as compared to approximately $239,000 at May 31, 1995. The increase was a result of the sale of common stock during the year ended May 31, 1996 as well as the net income for the year.

     Net cash used in operating activities totaled approximately $1,262,000 for the year ended May 31, 1996 as compared to approximately $222,000 used in operation activities during the period from September 21, 1994 (inception) to May 31, 1995. The increased use of cash was primarily due to an increase in accounts receivable as a result of increased operations.

     The Company used approximately $573,000 in investing activities during the year ended May 31, 1996 as compared to approximately $15,000 used in investing activities during the prior period. The increase was a result of the purchase of equipment and the purchase of Total Rehab South, Inc.

     During the year ended May 31, 1996, the Company had cash flows from financing activities of approximately $1,732,000 as compared to $340,000 provided from financing activities during the prior period. The increase was primarily due to a private offering of common stock which provided net proceeds of approximately $1,292,000.

     As of May 31, 1997, the Company had a $4.5 million line of credit under which $3,525,000 had been borrowed. The amount available under the borrowing
base formula at May 31, 1997 was $361,000.   This line of credit together with
cash flows from operations are sufficient to meet the Company's current cash requirements. Business expansion may create a need for additional funding which the Company could attempt to raise through additional borrowing and/or an offering of debt securities.

     The Company has been increasing the number of contracts it has with long-term care facilities operated by entities other than Retirement Care. However, Retirement Care continues to be a major customer of the Company. A delay in regular periodic payments of accounts receivable from Retirement Care due to the Sun Healthcare/Retirement Care Merger not being consummated, or for any other reason, could have a significantly unfavorable effect on the Company's cash flow from operations.

     Retirement Care has issued its financial statements for the year ended June 30, 1997 which includes an unqualified opinion from its auditors. In the footnotes to the aforementioned financial statements, it states that Retirement Care "has experienced a significant net operating loss and at the same time a decline in liquidity, resulting from the operating loss and a heightened level of investment in new facilities." It also states that "closing of the Merger of the Company with Sun Healthcare... will provide access to additional sources of liquidity..." and outlines Retirement Care management's plan if the Sun Healthcare Merger does not take place. In Retirement Care's June 30, 1997 Form 10-K, it states that Retirement Care and Sun Healthcare "have filed with the

Securities and Exchange Commission, on a confidential basis, a preliminary proxy statement with respect to the Merger..." and it is "anticipated to occur in the fourth quarter of calendar year 1997." For further information, see Retirement Care's Form 10-K and other SEC filings.

NEW ACCOUNTING STANDARDS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation," which encourages, but does not require, companies to measure the compensation cost of stock-based compensation plans at the grant date based on the fair value of the stock-based award. Companies may continue accounting for stock-based compensation under APB Opinion 25, "Accounting for Stock Issued to
Employees," provided the Company discloses the pro forma effects on net income and earnings per share had the new accounting requirements been applied. This statement is effective for the Company's fiscal year ending May 31, 1997 annual financial statements. The Company intends to continue accounting for stock-based compensation awards under the provisions of APB 25.

     The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended May 31, 1998 including interim periods. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock options, basic earnings per share will be higher than diluted earnings per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997, and will not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

     See the consolidated financial statements and the notes thereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On October 1, 1997, Coopers & Lybrand L.L.P. ("C&L"), which served as the Company's independent accountants for the fiscal years ended May 31, 1995 and 1996, and had been retained for the Company's fiscal year ended May 31, 1997, resigned as the Company's independent accountants. The reports of C&L on the Company's financial statements for the fiscal years ended May 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of an opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles or practices. The Company filed a report on Form 8-K dated October 1, 1997 reporting the resignation of C&L.

     The Company is not aware of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-B, with C&L during the fiscal years ended May 31, 1995 and 1996, and from that date to the date of C&L's resignation on October 1, 1997, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, except as described below.

     In its audit of the Company's financial statements for the year ended May 31, 1997, C&L had completed most of its audit procedures by the end of July 1997 and had not raised any significant concerns about the Company's financial statements, other than the following. On Friday, August 1, 1997, prior to the Company's scheduled fourth quarter earnings release on Monday, August 4, 1997, C&L advised the Company that it had concerns about the collectability of certain accounts receivable from Retirement Care, a major customer of the Company and a 27.4% shareholder of the Company's outstanding Common Stock. Retirement Care had historically been a slow paying customer, but even at this time continues to make payments on the balances due to the Company for services rendered.

     C&L also served as the independent accountants for Retirement Care until August 14, 1997, when C&L resigned as the independent accountants of Retirement Care. In a letter filed with the Securities and Exchange Commission concerning its resignation, C&L stated that it was unable to rely on representations of Retirement Care's management, and did not intend to be associated with any filings which may be made by Retirement Care with the Securities and Exchange Commission.

     During August and September 1997, the Company, Retirement Care and Chris Brogdon, the President of Retirement Care and a Director of the Company, made proposals to C&L to alleviate its concerns. Such proposals included Retirement Care paying down the balance of the accounts receivable and providing collateral which the Company's management believed would more than adequately secure the payment of the remaining accounts receivable of Retirement Care. However, C&L took the position that the collateral was insufficient. C&L noted that even if such proposals were adopted that it would still render an opinion with a "going concern" qualification based on what C&L believed was the uncollectability of the Retirement Care accounts receivables. The Company's management offered another proposal to provide a letter of credit from an unaffiliated third party which would more than adequately secure the Retirement Care accounts receivable, but C&L would not provide a written commitment to the Company that this would be sufficient collateral.

     The Company's management believed that C&L's position with respect to the Retirement Care accounts receivable was unreasonable and appeared to be a result of C&L's adverse relationship with Retirement Care. Based on this concern, the Company asked C&L to evaluate C&L's relationship with the Company under applicable independence and conflicts of interest rules. In response, C&L denied that any conflicts of interest or independence rules had been violated, but stated that it was no longer appropriate for it to serve as the Company's independent accountants because of a deterioration of the client-auditor relationship.

     The Company's management has fully advised the Audit Committee of the Board of Directors of all of the above matters, and certain members of the Board of Directors and the Audit Committee of the Board of Directors discussed the above matters with C&L. However, neither the full Board of Directors nor the full Audit Committee have discussed these matters with C&L.

     The Company provided a copy of its Report on Form 8-K to C&L and requested that C&L provide the Company with a letter addressed to the Commission, as required by Item 304(a)(3) of Regulation S-B.

     On October 14, 1997, C&L provided the Company with its response to the Form 8-K (the "Response Letter"), wherein it disagreed with certain statements made by the Company therein. The Company's management continues to stand by the statements it made in the Form 8-K. The Company did not want a change in accountants during an audit and continued to work with C&L to satisfy them with respect to the collectability of the Retirement Care receivables during August and September, until C&L's resignation on October 1, 1997.

     The Company has authorized C&L to respond fully to the inquiries of the Company's successor independent accountants.

     On October 10, 1997, the Company engaged the firm of Strothman & Company PSC ("Strothman") as its independent accountants for its fiscal year ended May 31, 1997, and to reaudit its financial statements for the year ended May 31, 1996.

     Neither the Company nor any person acting on its behalf consulted with Strothman with regard to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

     Certain members of the Company's management contacted Strothman prior to their being engaged as the new auditors for the Company. The Company's management sought advice from Strothman to address the implications that the Company was facing given that C&L had advised the Company that it may want to consider dismissing them as the Company's auditors prior to the audit being completed.

     During the conversation between the Company's management and Strothman, Strothman inquired as to why C&L would make such a suggestion. The Company's management advised Strothman that it was management's opinion that it related to the receivable due from Retirement Care. Strothman advised the Company to continue to work with C&L to gain resolution to the Retirement Care receivable issue and to finalize the audit. The Company continued to work with C&L through August and September of 1997 until C&L's resignation on October 1, 1997.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

     NAME               AGE        POSITIONS AND OFFICES HELD
     ----               ---        --------------------------
David V. Hall           54         President and a Director

Robert J. Babine        53         Chief Financial Officer, Treasurer
                                   and a Director

Chris Brogdon           47         Director

Mark P. Clein           38         Director

Timothy M. Graven       46         Director

Rebecca H. Krueger      41         Chief Operations Officer

Michael J. Kitchen      31         Vice President, Secretary and
                                   General Counsel

Nicole D. Perry         33         Vice President of Finance

     There is no family relationship between any Director or Executive Officer of the Company.

     Effective in August 1997, the Company established a compensation committee and an audit committee. The members of both of these committees are Mark P. Clein and Timothy M. Graven. The Company has no nominating committee.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     DAVID V. HALL - PRESIDENT AND DIRECTOR. Mr. Hall has been President and Director of the Company since September 1995, and has held these same positions with In-House Rehab, Inc. ("IHR"), the Company's wholly-owned subsidiary, since September 1994. From 1986 to 1993, he was President of The Cardinal Group, a nursing home operator which he founded, which grew to 26 nursing homes. Mr. Hall sold this company in 1993, and he was actively involved in winding up this sale until the Summer of 1994. During this period of time and until September 1994, he also worked on plans for starting In-House Rehab, Inc. Since 1994, Mr. Hall has also served as Chairman of the Board of Hallmark Communications, a company engaged in selling long distance telephone service, primarily to businesses. From 1980 to 1985, he was President, founder and sole owner of Cardinal Medical Corporation which operated six full service nursing homes in Kentucky, which were sold to Hillhaven Corp. in 1985 due to a change in Kentucky's Medicaid reimbursement regulations. From 1977 to 1980, he was President, founder and sole owner of Clinical Management Associates, a contract respiratory and cardiopulmonary company which provided professionals and equipment to acute care hospitals.
At the time that Mr. Hall sold this company, it provided services to 22 hospitals in five states, had annual revenues of $6 million and had approximately 220 employees. He received a B.A. Degree from the University of Louisville in 1964.

     ROBERT J. BABINE - CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR. Mr. Babine has been Chief Financial Officer, Secretary, Treasurer and a Director of the Company since September 1995, and has held these same positions with
IHR, the Company's wholly-owned subsidiary, since September 1994.   From 1993
to 1994, he was Vice President of Management Alternatives, Inc., a financial consulting firm specializing in mergers and acquisitions. Since 1990, Mr. Babine has also been owner of RJB Holdings, Inc., which has investments in real estate and service related businesses. From 1989 to 1990, Mr. Babine was Vice President and CFO for Burris Foods, Inc., a wholesale food distributor. From 1984 to 1989, he was controller for KFC International which handled international operations for the Kentucky Fried Chicken restaurant chain. Prior to that time he was Director of Accounting for KFC International from 1982 to 1984. Mr. Babine also has experience as an auditor with Arthur Young International accounting firm from 1974 to 1978. He received a B.S. Degree in 1972 and a MSBA Degree in Finance/Accounting in 1974 from the University of Massachusetts. Mr. Babine became a CPA in Connecticut in 1976.

     CHRIS BROGDON - DIRECTOR.  Mr. Brogdon has been a Director of the
Company since September 1995. He has served as President and a Director of Retirement Care Associates, Inc. ("Retirement Care"), a New York Stock Exchange listed company, since October 1991. He also served as Treasurer of Retirement Care from October 1991 to November 1993. He served as Secretary of Capitol Care from July 1990 until it was merged into Retirement Care in November 1992, and now serves in these same capacities with Capitol Care. Mr. Brogdon has been involved in financing and operating nursing homes and retirement communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating nursing homes and retirement communities. Mr. Brogdon also serves as Chairman of the Board of Contour Medical, Inc., a publicly-held company, which is a manufacturer and distributor of orthopedic care and rehabilitation products and disposable medical products.

     MARK P. CLEIN - DIRECTOR. Mr. Clein has been a Director of the Company since August 1997. Since 1996 he has been Chief Financial Officer of PMR Corporation, a NASDAQ National Market System-listed company which develops, manages and markets psychiatric partial hospitalization programs. From 1982 to 1996, Mr. Clein was employed by several New York based investment banking firms, including Jefferies & Co., where he held the position of managing director of investment banking (specializing in the health care industry), Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc., and Merrill Lynch Venture Capital, Inc., where he focuses on early stage investing in the healthcare industry. Mr. Clein received a Masters of Business Administration Degree from Columbia University in 1983 and a Bachelor's Degree from the University of North Carolina in 1981. He is also a Director of Children's Discovery Centers of America, Inc., which is publicly held.

     TIMOTHY M. GRAVEN - DIRECTOR. Mr. Graven has been a Director of the Company since August 1997, and is the Managing Partner and co-founder of Triad Investment Company, LLC, a private investment firm founded in 1995. Mr. Graven previously served as President and Chief Operating Officer of Steel Technologies, Inc., of Louisville, Kentucky, a steel processing company, from March 1990 to November 1994, as Chief Financial Officer from May 1985 to March 1990, and as Director from 1982 to 1994. Mr. Graven is currently also a Director of Performance Food Group Company, a publicly-held company listed on the Nasdaq Stock Market. Mr. Graven received a B.S. Degree in Accounting from Murray State University in 1973.

     REBECCA H. KRUEGER - CHIEF OPERATIONS OFFICER. Mrs. Krueger became employed by the Company in June 1996, and became Chief Operations Officer in September 1996. From September 1990 to December 1995, she was employed by Transitional Health Services ("THS") which was acquired by WelCare International Management Corporation, Atlanta, Georgia ("WelCare") in December 1995, and continued to be employed by WelCare until June 1996. THS and WelCare operate and manage a large number of nursing home facilities. Initially, Mrs. Krueger was Director of Nursing of a facility owned by THS where she supervised a nursing staff of approximately 160 persons, and directed a rehabilitation program. Beginning in May 1992, she became a Regional Nurse Consultant/Quality Assurance Specialist for THS, and was responsible for eight facilities in evaluating staff performance and compliance with federal and state regulations. In January 1994, Mrs. Krueger became a Regional Director of Operations for THS where she was responsible for the total operations of three to six long-term care facilities in Indiana, Kentucky and Arkansas. Finally, from March 1996 to June 1996, she was National Director of Subacute Services for WelCare, where she was responsible for the development of all subacute and postacute programs for up to 78 facilities. Mrs. Krueger graduated from the University of the State of New York in 1989 with an Associate Science and Nursing Degree.

     MICHAEL J. KITCHEN - VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL. Mr. Kitchen has been Secretary of the Company since July 1997, and has been the general counsel and a Vice President since October 1996. From May 1994 to October 1996, he was an attorney with the J. Bruce Miller Law Group in Louisville, Kentucky, where he concentrated his practice in commercial litigation, business law and employment relations. From August 1992 to May 1994, Mr. Kitchen was an attorney with the firm of Segal and Shanks in Louisville, Kentucky, where his practice was concentrated in the area of insurance law. From 1991 to 1992, he was an attorney with the firm of Chauvin & White in Louisville, Kentucky, where he practiced civil litigation/personal injury law. Mr. Kitchen received a B.A. Degree in Marketing from the University of Kentucky in 1988 and a J.D. Degree in law from the University of Louisville in 1991. He is licensed to practice law in Kentucky and Indiana.

     NICOLE D. PERRY - VICE PRESIDENT OF FINANCE. Ms. Perry has been Vice President of Finance of the Company since June 1997. From February 1994 to June 1996, she was a Manager for Coopers & Lybrand L.L.P. in Louisville, Kentucky, where she managed audit engagements for a number of companies.
From March 1993 to February 1994, Ms. Perry was Controller for Atelier International and Assistant Controller for Vecta, which are subsidiaries of Steelcase, Inc. in Grand Prairie, Texas. From October 1990 to March 1993, she was a Senior Accountant with Price Waterhouse L.L.P. in Dallas, Texas, where she was responsible for planning, performing and supervising financial audits. From October 1987 to October 1990, she was a Senior Accountant with Deloitte & Touche, L.L.P. in Dallas, Texas, where she also planned, performed and supervised financial audits of various private and public entities. Ms. Perry received an AA Degree in Liberal Arts from Bakersfield (California) College in 1984, and a BBA Degree in Accounting from the University of Oklahoma in 1987. She became licensed as a Certified Public Accountant in 1989.

     The Company's executive officers hold office until the next annual meeting of directors of the Company. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that David V. Hall filed one Form 4 reporting two transactions late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other Executive Officer who received total salary and bonus in excess of $100,000 for the fiscal years ended May 31, 1997 and 1996, and the period of September 21, 1994 through May 31, 1995.

                                  SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                                                       ---------------------------
                                                            AWARDS         PAYOUTS
                                                       ------------------  -------
                           ANNUAL COMPENSATION                   SECURI-
                     --------------------------------            TIES UN-
                                              OTHER    RE-       DERLYING          ALL
                                              ANNUAL   STRICTED  OPTIONS/          OTHER
NAME AND PRINCIPAL                            COMPEN-  STOCK     SARs      LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS     SATION   AWARD(S)  (NUMBER)  PAYOUTS SATION
------------------  ----  -------  --------  -------  --------  --------  ------- ------
David V. Hall,      1997  $192,308  $ 28,803  $11,271    -0-     200,000     -0-  $12,215
 President                                    <FN1>                               <FN2>
                    1996  $ 69,200  $100,522  $14,654    -0-       -0-       -0-  $ 3,881
                                              <FN3>                               <FN2>
                    1995  $  -0-    $  -0-    $ 1,946    -0-       -0-       -0-
                                              <FN4>
Robert J. Babine,   1997  $110,000  $ 15,568  $ 8,347    -0-       -0-       -0-  $ 1,515
 Chief Financial                              <FN5>                               <FN6>
 Officer
---------------

<FN1>
Represents $11,271 paid for expenses of an automobile provided for Mr. Hall's use.
<FN2>
Represents the premium paid for a term life insurance policy provided for Mr. Hall's benefit.
<FN3>
Represents $4,974 paid for medical insurance benefits above those provided to other full-time employees of the Company, and $9,680 paid for expenses of an automobile provided for Mr. Hall's use.
<FN4>
Represents $1,181 paid for medical insurance benefits above those provided to other full-time employees of the Company, and $765 paid for expenses of an automobile provided for Mr.Hall's use.
<FN5>
Represents compensation paid to Mr. Babine for the use of an automobile.
<FN6>
Represents the premium paid for a term life insurance policy provided for Mr. Babine's benefit.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options made to each of the Executive Officers named above during the fiscal year ended May 31, 1997.

                                          INDIVIDUAL GRANTS
                   ----------------------------------------------------------
                   NUMBER OF     PERCENT OF TOTAL
                   SECURITIES      OPTIONS/SARs
                   UNDERLYING       GRANTED TO       EXERCISE
                   OPTION/SARs     EMPLOYEES IN      OR BASE      EXPIRATION
                   GRANTED (#)     FISCAL YEAR     PRICE ($/SH)      DATE
                   -----------   ----------------  ------------   ----------
David V. Hall       200,000*           30.5%          $2.00        12/26/99
Robert J. Babine      -0-               --              --            --

* These options were immediately transferred to two adult children of Mr. Hall who are also employees of the Company.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES

                                            SECURITIES       VALUE OF
                                            UNDERLYING       EXERCISED
                                            UNEXERCISED     IN-THE-MONEY
                     SHARES                 OPTION/SARs     OPTION/SARs
                   ACQUIRED ON               AT FY-END       AT FY-END
                    EXERCISE                EXERCISABLE/    EXERCISABLE/
                    (NUMBER)     REALIZED   UNEXERCISABLE   UNEXERCISABLE
                   -----------   --------   -------------   -------------
David V. Hall         -0-           -0-         0 / 0          0 / 0
Robert J. Babine      -0-           -0-         0 / 0          0 / 0

     Effective February 1, 1996, the Company entered into three year employment agreements with David V. Hall, President of the Company, and Robert
J. Babine, Chief Financial Officer, Secretary and Treasurer of the Company. The Employment Agreements provide that each will devote a substantial portion of their time to the Company, and that Mr. Hall will receive a base salary of $200,000 per year and Mr. Babine will receive a base salary of $100,000 per year. Mr. Hall and Mr. Babine will also receive bonuses at the discretion of the Board of Directors and the use of an automobile at a maximum cost of $10,000 per year for Mr. Hall and $6,000 per year for Mr. Babine. In addition, the employment agreements provide that the Company will pay for term life insurance policies in the amount of $2,000,000 for Mr. Hall and $500,000 for Mr. Babine. The proceeds of these policies will be payable to the respective estates of Mr. Hall and Mr. Babine.

     Effective February 1, 1997, Mr. Babine entered into a new three year employment agreement replacing his earlier agreement. The new agreement has substantially the same terms as his prior agreement except that his salary was increased to $120,000 per year and his automobile allowance was increased to $7,500 per year.

     In the event that the Company terminates either of these employment agreements without cause, or as a result of a change in control, the Company will be required to pay the base salary for the remaining initial term of the agreement, or twelve (12) months, whichever is greater. In addition, the Company may be required to repurchase up to 50% of the stock held by the Officers and provide for family medical insurance until the age of 65.

     Effective January 1, 1997, the Company entered into an employment agreement with Rebecca Krueger, who is Chief Operating Officer of the Company, pursuant to which Ms. Krueger has agreed to devote a substantial portion of her time to the business of the Company. The initial term of the agreement is for one year, but is automatically renewed for one year on a monthly basis. Ms. Krueger's base salary was $103,500 per year, and her base salary will be increased each year by at least the increase in the cost of living index. She will also receive bonuses at the discretion of the Company and an automobile allowance of $400 per month. In the event that the Company terminates this employment agreement without cause or as a result of a change in control, the Company will be required to pay her base salary for twelve (12) months. Effective August 1, 1997, Ms. Krueger's base salary was increased to $112,500 per year.

     Effective January 1, 1997, the Company entered into an employment agreement with Michael J. Kitchen, who is Vice President, Secretary and General Counsel to the Company, pursuant to which Mr. Kitchen has agreed to devote a substantial portion of his time to the business of the Company. The initial term of the agreement is for one year, is automatically renewed for one year on a monthly basis. Mr. Kitchen's base salary is $93,375 per year, and his base salary will be increased each year by at least the increase in the cost of living index. He will also receive bonuses at the discretion of the Company and an automobile allowance of $400 per month. In the event that the Company terminates this employment agreement without cause or as a result of a change in control, the Company will be required to pay his base salary for twelve (12) months.

     Effective June 9, 1997, the Company entered into an employment agreement with Nicole Perry, who is Vice President of Finance to the Company, pursuant to which Ms. Perry has agreed to devote a substantial portion of her time to the business of the Company. The initial term of the agreement is for one year. Ms. Perry's base salary is $72,500 per year, and her base salary will be increased each year by at least the increase in the cost of living index. She will also receive bonuses at the discretion of the Company and an automobile allowance of $350 per month. In the event that the Company terminates this employment agreement without cause or as a result of a change in control, the Company will be required to pay her base salary for twelve
(12) months.

DIRECTOR COMPENSATION

     Effective in August 1997, outside Directors of the Company receive a fee of $500 per month and will receive stock options to purchase 2,500 shares of Common Stock each year for their services in such capacity. Directors are also reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company.

STOCK OPTION PLAN

     In October 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. As originally adopted, the total number of shares of Common Stock sub- ject to options under the 1996 Plan was not to exceed 1,000,000, subject to adjustment in the event of certain recapitali-zations, reorganizations and similar transactions. The option price cannot be less than the fair market value of a share on the date the option is granted and it must be satisfied by the payment of cash.

     The Board of Directors may amend the 1996 Plan at any time, provided that the Board may not amend the 1996 Plan to materially increase the number of shares available under the 1996 Plan, materially increase the benefits accruing to Participants under the 1996 Plan, or materially change the eligible class of employees without shareholder approval.

OUTSTANDING OPTIONS UNDER THE PLAN

     On December 26, 1996, the Company's Board of Directors granted options to purchase an aggregate of 112,000 shares of Common Stock at $2.00 per share under the 1996 Plan. The options are fully vested and expire three years after the date of grant. Included in these options are non-qualified options to purchase 100,000 shares granted to Rebecca Krueger, Chief Operations Officer of the Company.

     On March 4, 1997, the Company issued non-qualified options, under the 1996 Plan, to purchase 50,000 shares of Common Stock to an outside consultant at $2.25 per share which was equal to the fair market value on the date of grant. The options are exercisable for three years from the date of grant.

     On May 19, 1997, the Company's Board of Directors granted options to purchase an aggregate of 158,000 shares of Common Stock at $3.00 per share under the 1996 Plan. The options vest over various periods up to three years and expire three years after the date of grant. Included in these options are options granted to the following officers of the Company: Rebecca Krueger to purchase 10,000 shares of Common Stock; Michael Kitchen to purchase 15,000 shares of Common Stock; and Nicole Perry to purchase 25,000 shares of Common Stock.

     On June 9, 1997, the Company's Board of Directors granted options to an employee to purchase 20,000 shares of Common Stock at $3.31 per share under the 1996 plan. The options are fully vested and expire three years after the date of grant.

     On June 12, 1997, the Company's Board of Directors granted options to an employee to purchase 8,000 shares of Common Stock at $3.56 per share under the 1996 Plan. The options vest over a period of one year and expire seven years after the date of grant.

     On August 27, 1997, the Company's Board of Directors granted options to purchase an aggregate of 42,500 shares of Common Stock at $2.875 per share to four employees. These options vest immediately and expire three years after the date of grant. Included in these options are options granted to Rebecca Krueger, an Officer, to purchase 12,500 shares of Common Stock.

OTHER OUTSTANDING OPTIONS NOT UNDER THE PLAN

     On June 1, 1996, the Company granted a non-plan option to an employee to purchase 50,000 shares of Common Stock at $1.25 per share which was equal to the fair market value on the date of grant. The option is exercisable for three years from the date of grant.

     On June 21, 1996, the Company granted non-plan options to two stock brokers to purchase 20,000 shares of Common Stock at $1.25 per share which was equal to the fair market value on the date of grant. The options are exercisable for three years from the date of grant.

     On August 1, 1996, the Company granted non-plan options to ten employees to purchase an aggregate of 95,000 shares of Common Stock at $1.75 per share which was equal to the fair market value on the date of grant. These options are exercisable for three years from the date of grant.

     On October 24, 1996, the Company granted non-plan options to two employees to purchase an aggregate of 40,000 shares of Common Stock at $2.25 per share which was equal to the fair market value on the date of grant. These options are exercisable for three years from the date of grant.

     On December 5, 1996, the Company issued non-plan options to two shareholders of Daily Rehabilitation Institute, Inc. in connection with the acquisition of that company. The options are to purchase an aggregate of 30,000 shares of Common Stock at $2.25 per share which was equal to the fair market value on the date of grant. Of the 30,000 options, 15,000 options expire on December 15, 1999 and 15,000 expire on December 31, 2000.

     On December 26, 1996, the Company issued non-plan options to purchase 200,000 shares of Common Stock to David V. Hall at $2.00 per share which was equal to the fair market value on the date of grant. Mr. Hall then transferred these options to his two adult children who are also employees of the Company. The options are exercisable for three years from the date of grant.

401(k) PLAN

     The Company maintains a 401(k) employee retirement and savings program (the "401(k) Plan") for its employees. Under the 401(k) Plan, an employee may con- tribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the Plan. The Com- pany may in the future, with the approval of the Board of Directors, make matching contributions to participants in the 401(k) Plan. During the year ended May 31, 1996, the Company made no matching contributions to the 401(k) Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of October 17, 1997, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                  AMOUNT OF BENEFICIAL           PERCENTAGE
NAME AND ADDRESS                       OWNERSHIP                  OF CLASS
----------------                  --------------------           ----------
David V. Hall                          4,413,150<FN1>              33.1%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Robert J. Babine                         978,000<FN2>               7.3%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Chris Brogdon                            130,000<FN3>               1.0%
c/o Retirement Care Associates,
  Inc.
6000 Lake Forrest Drive, Suite 200
Atlanta, Georgia  30328

Mark P. Clein                              -0-                       --
3990 Old Town Avenue
San Diego, CA 92110

Timothy M. Graven                          -0-                       --
168 Totem Road
Louisville, KY  40207

Rebecca H. Krueger                       126,500<FN4>               0.9%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Michael J. Kitchen                        70,420<FN5>               0.5%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Nicole D. Perry                           12,500<FN6>               0.1%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Retirement Care Associates, Inc.       3,661,000<FN7>              27.4%
6000 Lake Forrest Drive, Suite 200
Atlanta, Georgia  30328

All Executive Officers and             5,730,570                   42.3%
Directors as a Group
(8 Persons)
_________________

<FN1>
Includes 4,403,150 shares held directly by Mr. Hall and 10,000 shares held by his wife as custodian for two minor children.
<FN2>
Includes 962,000 shares held directly by Mr. Babine and 16,000 shares held by two of his children who share his home.
<FN3>
Includes 85,000 shares held directly by Mr. Brogdon, 25,000 shares held by his wife, and 20,000 shares held by a daughter. Does not include the shares held by Retirement Care Associates, Inc., of which Mr. Brogdon is President, Director and a principal shareholder.
<FN4>
Includes 4,000 shares held directly by Mrs. Krueger and 122,500 shares underlying stock options held by her which are exercisable within 60 days.
<FN5>
Includes 5,420 shares held directly by Mr. Kitchen and 65,000 shares underlying stock options held by him which are exercisable within 60 days.
<FN6>
Represents 12,500 shares underlying stock options held by Ms. Perry which are exercisable within 60 days.
<FN7>
Retirement Care Associates, Inc. ("Retirement Care") is a publicly-held corporation of which Chris Brogdon is President, Director and a principal shareholder; Edward E. Lane is Secretary, Director and a principal shareholder; Darrell C. Tucker is a Director and a President of a subsidiary; and Michael P.

Traba and Julian S. Daley are Directors. In addition, Connie Brogdon, the wife of Chris Brogdon, is a principal shareholder of Retirement Care. The following sets forth the approximate percentage ownership beneficially held by such persons in Retirement Care:
                           Chris Brogdon          19.4%
                           Edward E. Lane         17.6%
                           Darrell C. Tucker       4.5%
                           Julian S. Daley         0.3%
                           Harlan Mathews          0.1%
                           Connie Brogdon         19.4%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the acquisition of In-House Rehab, Inc. in September 1995, certain persons who were then Officers and Directors of the Company agreed to the cancellation of indebtedness owed to them by the Company as follows:

              NAME                      AMOUNT OF DEBT CANCELED
        ----------------                -----------------------
        Albert L. Blum                          $226,655
        Theodore Jackson                         176,915
        Fred B. Blum                              18,367
        Mark Jackson                             177,315
                                                --------
           Total                                $599,252

The indebtedness to these persons was a result of advances made for working capital and for debt service payments made for which the person was a personal guarantor, including interest accrued thereon.

     At May 31, 1997, the Company had contracts to provide physical, speech and occupational therapists to approximately 71 nursing homes of which 36 are either owned, operated or managed by Retirement Care Associates, Inc.("Retirement Care"), a principal shareholder of the Company. During the year ended May 31, 1996, the Company billed approximately $5,129,000 in fees under agreements with Retirement Care. During the year ended May 31, 1997, the Company billed approximately $8,900,000 in fees under these agreements.
As of May 31, 1997, there were approximately $4,513,000 in accounts receivable relating to such services outstanding.

     As of May 31, 1997, Retirement Care owed the Company approximately $58,600 in connection with its original purchase during the fiscal year ended May 31, 1995, of shares of stock of In-House Rehab, Inc. which shares were subsequently exchanged for shares of the Company's Common Stock. This stock subscription receivable was paid in full on September 9, 1997.

     In February 1997, Retirement Care announced that it had entered into a merger agreement with Sun Healthcare. See ITEM 1 - DESCRIPTION OF BUSINESS, for additional information concerning this matter.

     David V. Hall and Robert J. Babine, Officers, Directors and principal shareholders of the Company personally guaranteed a $1,207,000 line of credit to the Company. As of May 31, 1996, $600,000 had been borrowed under this line of credit. Subsequently, the bank released these persons from their guarantees.

     As of May 31, 1997, David V. Hall, an Officer, Director and principal shareholder of the Company, owed the Company $18,000 for advances made to him. In addition, as of May 31, 1997, Hallmark Communications, a company of which Mr. Hall is the majority owner, owed the Company $11,000 for advances made to it by the Company.

     On December 26, 1996, the Company's Board of Directors granted non-qualified options to purchase 100,000 shares of Common Stock at $2.00 per share to Rebecca Krueger, the Company's Chief Operating Officer, under the Company's 1996 Stock Option Plan. The options are fully vested and expire three years after the date of grant. On May 19, 1997, the Company's Board of Directors granted incentive stock options to purchase 10,000 shares of Common Stock at $3.00 per share to Rebecca Krueger and on August 27, 1997, she was granted additional options to purchase 12,500 shares at $2.875 per share. These options are fully vested and expire three years after the date of grant.

     On March 1, 1996 and October 24, 1996, the Company's Board of Directors granted non-qualified options to purchase 20,000 and 30,000 respectively, shares of Common Stock at $1.75 and $2.25 per share, respectively, to Michael Kitchen, the Company's Vice President, Secretary and General Counsel. The options are fully vested and expire three years after the date of grant. On May 19, 1997, the Company's Board of Directors granted incentive stock options to purchase 15,000 shares of Common Stock at $3.00 per share to Michael Kitchen under the Company's 1996 Stock Option Plan. The options are fully vested and expire three years after the date of grant.

     On May 19, 1997, the Company's Board of Directors granted incentive stock options to purchase 25,000 shares of common stock at $3.00 per share to Nicole Perry, the Company's Vice President of Finance. The options vest over one year and expire three years after the date of grant.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.  The following exhibits are filed as part of this Report:

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------
  3.1       Articles of Incorporation,      Incorporated by reference to
            as amended                      Exhibit 3.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

  3.2       Bylaws                          Incorporated by reference to
                                            Exhibit 3.2 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.1       1996 Stock Option Plan          Incorporated by reference to
                                            Exhibit 10.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.2       Employment Agreement with       Incorporated by reference to
            David V. Hall                   Exhibit 10.2 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.3       Employment Agreement with       Filed herewith electronically
            Robert J. Babine

 10.4       Lease Agreement on Office       Incorporated by reference to
            Space                           Exhibit 10.4 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.5       Contracts for Therapy           Filed herewith electronically
            Program Services with
            Affiliates

 10.6       Loan Agreement with Great       Incorporated by reference to
            Financial Bank and related      Exhibit 10.6 to Registrant's
            Security Agreement and          Registration Statement on
            Promissory Note                 Form 10SB

 10.7 Credit Facility Agreement with Filed herewith electronically Great Financial Bank and related Security Agreement and
            Promissory Note

 10.8       Employment Agreement with       Filed herewith electronically
            Rebecca Krueger

 10.9       Employment Agreement with       Filed herewith electronically
            Michael Kitchen

 10.10      Employment Agreement with       Filed herewith electronically
            Nicole Perry

 10.11      Promissory Note from            Filed herewith electronically
            Retirement Care Associates,
            Inc. and related Guaranty
            Agreement and Security
            Agreement

 21         Subsidiaries of the             Filed herewith electronically
            Registrant

 27         Financial Data Schedule         Filed herewith electronically

    (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                Report of Independent Accountants

Board of Directors and Stockholders
In-House Rehab Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of In-House Rehab Corporation and Subsidiaries as of May 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of In-House Rehab Corporation and Subsidiaries as of May 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Strothman & Company PSC
STROTHMAN & COMPANY PSC

Louisville, Kentucky
October 28, 1997

IN-HOUSE REHAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 1997 and 1996

                    ASSETS                           1997              1996
Current assets:
     Accounts receivable - trade, less allowance
       for doubtful accounts of $75,000
       and $50,000 in 1997 and 1996,
       respectively                               $ 2,736,132     $ 1,459,333
     Accounts receivable - trade - related party    4,548,493       1,629,722
     Due from private placement trustee                    --         225,000
     Other current assets                              15,057          20,067

     Total current assets                           7,299,682       3,334,122

     Equipment, at cost                               265,556          77,389
         Less accumulated depreciation                 48,660          13,867
                                                      216,896          63,522
     Intangible assets, net of accumulated
       amortization of $209,600 and $46,400
       in 1997 and 1996, respectively                 353,974         139,201
     Deferred tax asset                               123,402          31,986
     Other assets                                       3,375           1,321

                                                  $ 7,997,329     $ 3,570,152

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                        $ 3,542,102     $   725,000
     Accounts payable                                 553,564         314,557
     Accrued expenses                                 502,046         276,329
     Checks issued in excess of cash on deposit       121,900         207,589
     Income taxes                                      30,169          89,100
     Deferred tax liability                            19,630           9,298
          Total current liabilities                 4,769,411       1,621,873

Stockholders' equity:
     Preferred stock, $10 par value;
      10,000,000 shares
     authorized; no shares issued                           -             -

     Common stock, no par value;
     20,000,000 shares authorized;
     13,344,215 and 13,405,715 shares
     issued and outstanding
     at May 31, 1997 and 1996, respectively         1,886,584       1,700,585
     Subordinated convertible common stock,
     no par value; 1,200,000 shares authorized;
     no shares issued                                       -               -
     Common stock subscriptions receivable            (58,577)        (54,785)
     Retained earnings                              1,399,911         302,479
                                                    3,227,918       1,948,279
                                                  $ 7,997,329     $ 3,570,152

   See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended May 31, 1997 and 1996
                                                     1997             1996
                                                ------------      -----------
Revenues:
     Contract services                          $  6,705,634      $ 1,493,563
     Contract services - related party             8,932,219        5,129,847
                                                ------------      -----------
                                                  15,637,853        6,623,410
Operating costs:
     Salaries, wages and benefits                  8,020,135        3,312,682
     Contract therapists                           2,777,537        1,229,340
     Rental expense                                  210,133           86,544
     Provision for doubtful accounts                  30,621           50,000
     Depreciation                                     33,826            9,930
     Amortization                                    163,175           52,800
     Other expense                                    88,402                -
                                                ------------      -----------
                                                  11,323,829        4,741,296
                                                ------------      -----------
          Gross profit                             4,314,024        1,882,114

Selling, general and administrative expenses       2,330,255        1,179,206

          Income from operations                   1,983,769          702,908

Interest expense                                     159,292           65,533

          Income before income taxes               1,824,477          637,375

Provision for income taxes                           727,045          243,112

          Net income                             $ 1,097,432          394,263

Net income per common share                      $       .08      $       .04
                                                 -----------      -----------
Weighted average number of
common shares outstanding                         13,668,829       11,196,429

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended May 31, 1997 and 1996
                                                                Subordinated
                                                                 Convertible
                       Preferred Stock      Common Stock         Common Stock
                        Shares Amount     Shares      Amount    Shares  Amount
                       ------- -------  ----------  ----------  ------  ------
Balance at
May 31, 1995                 -      -   10,460,000  $  408,875       -       -

Acquisition of the
Company                                  1,845,715     (29,364)

Issuance of stock in
conjunction with the
Private Placement                        1,100,000   1,321,074

Deferred compensation
amortization

Receipt of stock
subscription payments

Accrued interest

Net income
                       ------- -------  ----------  ----------  ------  ------
Balances at
May 31, 1996                 -      -   13,405,715   1,700,585       -       -

Issuance of stock in
conjunction with the
Private Placement                          200,000     185,999

Stock received in
connection with
termination of
employee                                  (261,500)

Accrued interest

Net Income
                       ------- -------  ----------  ----------  ------  ------
Balances at
May 31, 1997                 -       -  13,344,215  $1,886,584       -       -
                       ------- -------  ----------  ----------  ------  ------

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended May 31, 1997 and 1996
(Continued)
                             Common
                              Stock        Deferred     Retained
                          Subscriptions  Compensation   Earnings
                            Receivable      Costs      (Deficit)     Total
                          -------------  ------------  ---------  -----------
Balance at
May 31, 1995              $  (59,035)     $ (6,400)    $(91,784)  $   251,656

Acquisition of the
Company                                                               (29,364)

Issuance of stock in
conjunction with the
Private Placement                                                   1,321,074

Deferred compensation
amortization                                  6,400                     6,400

Receipt of stock
subscription payments            7,500                                  7,500

Accrued interest                (3,250)                                (3,250)

Net income                                                394,263     394,263
                           -------------  ------------  ---------  ----------
Balances at
May 31, 1996                   (54,785)            -      302,479   1,948,279

Issuance of stock in
conjunction with the
Private Placement                                                     185,999

Stock received in
connection with
termination of
employee                                                                   -

Accrued Interest                (3,792)                                (3,792)

Net Income                                              1,097,432   1,097,432
                           -------------  ------------  ---------  ----------
Balances at
May 31, 1997                  $ (58,577)             - $1,399,911  $3,227,918
                           -------------  ------------ ----------  ----------

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 1997 and 1996

                                                    1997        1996
Cash flows from operating activities:           ----------- ------------
     Net income                                $ 1,097,432 $    394,263
     Adjustments to reconcile net income to
     net cash used in operating activities:
          Depreciation                              33,826           9,930
          Amortization                             163,175          52,800
          Allowance for doubtful accounts           25,000       50,000
          Deferred income taxes                    (81,084)     (23,988)
          Change in assets and liabilities,
          net of effects from acquisitions:
               Accounts receivable              (3,995,570)  (2,145,881)
               Interest receivable                  (3,792)      (3,250)
               Other current assets                  5,010       (5,194)
               Other assets                       (130,002)      366
               Accounts payable                    239,007      142,376
               Accrued expenses                    225,717      179,838
               Income taxes                        (58,931)      86,600
                                               ----------- ------------
          Net cash used in operating
          activities                            (2,480,212)  (1,262,140)
                                                ----------- ------------
Cash flows from investing activities:
     Purchase of equipment                        (187,200)     (62,745)
     Acquisition of businesses                    (250,000)           -
     Purchase of Total Rehab South, Inc.                 -     (510,601)
                                                ----------- ------------
          Net cash used in investing
          activities                              (437,200)    (573,346)
                                                ----------- ------------
Cash flows from financing activities:
     Issuance of common stock                       185,999   1,291,710
     Proceeds from stock subscriptions receivable         -       7,500
     Issuance of short-term borrowings            6,633,770   1,625,000
     Repayments of short-term borrowings         (3,816,668) (1,400,000)
     Checks issued in excess of cash on deposit     (85,689)    207,589
                                                ----------- -----------
          Net cash provided by financing
          activities                            $ 2,917,412 $ 1,731,799
                                                ----------- ------------
Decrease in cash and equivalents                      -        (103,687)

Beginning cash balance                                -     $   103,687
                                                ----------- ------------
Ending cash balance                              -                -
                                                ----------- ------------

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) for the years ended May 31, 1997 and 1996

                                                    1997        1996
Supplemental disclosures:                       -----------  ----------

     Cash paid for interest                    $   129,522  $   65,414
                                                -----------  ----------
     Cash paid for income taxes                $   867,060  $  180,500
                                                -----------  ----------
Supplemental schedule of noncash investing and financing activities:

     Assumption of short-term borrowings
     in connection with acquisitions            $  144,228  $        -
                                                -----------  ----------
     Issuance of short-term borrowings         $         -  $  500,000
                                                -----------  ----------
     Issuance of common stock                  $         -  $  225,000
                                                -----------  ----------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

Perennial Development Corporation (PDC or the Company) was formed under the laws of the State of Colorado in May 1985. Effective December 9, 1996, PDC changed its name to In-House Rehab Corporation. The Company is engaged in providing, on a contract basis, physical, speech and occupational therapy personnel to long-term care providers.

On September 29, 1995, the Company acquired all of the outstanding stock of In-House Rehab, Inc. (IHR), incorporated in Kentucky on September 21, 1994, in exchange for 10,460,000 shares of the Company's authorized, but unissued, common stock which represents 85% of the Company's common stock outstanding. Such shares were issued to the former stockholders of IHR. The stock exchange between IHR and the Company was accounted for as a capital transaction similar to a reverse acquisition except that no goodwill was recorded. As a result, IHR is deemed to be the acquirer for accounting purposes and is the accounting survivor and reporting successor. Also, there was a change in control of the Company, whereby all of the Company's officers and directors resigned, and new officers and directors selected by IHR were elected. The historical results of operations presented for the period May 31, 1995 through September 29, 1995 reflect the activities of IHR using IHR's historical cost basis. The capital structure of IHR has been retroactively restated in the accompanying consolidated financial statements and notes thereto to reflect the number of shares received from the Company. Pro forma information is not presented since the transaction is not a business combination.

2.   ACQUISITIONS

On March 1, 1996, IHR acquired substantially all of the assets and liabilities of Total Rehab South, Inc. (TRS), a Georgia corporation, in a transaction accounted for as a purchase. TRS is based in Tampa, Florida and engaged in a business similar to IHR. IHR purchased TRS's net assets of $1,237,442, including a noncompete agreement in the amount of $412,442, for $1,010,601 (including acquisition costs of $10,601). The purchase price comprised $510,601 in cash and a note payable in the amount of $500,000 due in four monthly installments of $125,000. The excess of the fair value of the net assets acquired over the purchase price referred to as "negative goodwill," aggregated $237,442. In accordance with the provisions of APB Opinion No. 16, Business Combinations, the negative goodwill has been offset against the noncompete agreement. The following is a summary of the allocation of the purchase price:

               Accounts receivable           $  900,000
               Noncompete agreement             185,601
               Less liabilities assumed         (75,000)
                                             ----------
               Purchase price                $1,010,601

The results of operations of TRS have been included in the consolidated results of operations of the Company from the date of acquisition. TRS was merged into IHR on May 31, 1996.

The following table presents unaudited pro forma results of operations data as if the acquisition of TRS described above had occurred on June 1, 1995.

          Revenue                       $9,325,553
          Net income                       220,622
          Net income per share                 .02

The pro forma information includes adjustments for amortization of the noncompete agreement and interest expense that would have been incurred to finance the purchase with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

Effective September 1, 1996, the Company acquired all of the stock of Regal Health Care, Inc. (RHC) for $1.00. RHC is a Clearwater, Florida based provider of psych/social services to nursing homes and long-term care facilities in North Carolina. Upon acquisition, RHC had assets totaling approximately $30,000 and liabilities totaling approximately $70,000. This new area of service is now being offered in addition to the core group of rehabilitation services offered by the Company.

Effective December 1, 1996, the Company acquired all of the stock of RT Group Inc. (RTG) in exchange for $150,000 in cash. RTG is an Indianapolis, Indiana based provider of respiratory care to nursing homes and long-term care facilities in Indiana. Upon acquisition, RTG had assets totaling approximately $75,000 and liabilities totaling approximately $49,000. The Company is now offering respiratory therapy services along with rehabilitation and psych/social services in facilities under contract.

Effective December 1, 1996, the Company acquired all of the stock of Daily Rehabilitation Institute, Inc. (DRI) in exchange for $1.00 and an option to purchase 30,000 shares of the Company's Common Stock at $2.25 per share. DRI is a Jacksonville, Florida based provider of outpatient rehab services in a clinic setting. Upon acquisition, DRI had assets totaling approximately $116,000 and liabilities totaling approximately $124,000.

Effective January 1, 1997, the Company acquired nine contracts to provide therapy services to certain long-term care providers from Tri-Therapy Services, Inc. (TSI) in exchange for $100,000 in cash which included $10,000 for a noncompete agreement. TSI is a Madison, Mississippi based provider of physical, occupational and speech therapy care to nursing homes and long-term care facilities in Arkansas.

In August 1997, the Company entered into a letter of intent to acquire Gateway Rehab, Inc. (GRI). GRI provides therapy services in Illinois and Indiana.
The Company is presently conducting a due diligence review of GRI. The proposed acquisition is contingent on the completion of this review and the negotiation of a definitive agreement. Under the terms of the letter of intent, the acquisition would be accomplished through a stock for stock exchange.

On September 30, 1997, the Company acquired the assets of Rehab & Therapy Center of Naples, Inc. (RTCN), an operator of a comprehensive outpatient rehabilitation facility in southern Florida. This acquisition was made in exchange for $20,000 in cash and 2,857 shares of the Company's common stock.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated 1997 financial statements include the accounts of the Company, its wholly owned subsidiary, IHR, and IHR s wholly owned subsidiaries, RHC, RTG and DRI. The consolidated 1996 financial statements include the accounts of the Company, its wholly-owned subsidiary, IHR, and IHR s wholly-owned subsidiaries, IHS and TRS. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS: Certain amounts in the fiscal 1996 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

CASH AND EQUIVALENTS: Cash and equivalents includes highly liquid investments with an original maturity of three months or less. The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaled $121,900 and $207,589 at May 31, 1997 and 1996, respectively. Upon presentation for payment, they will be funded through available cash balances or the revolving credit/demand loan agreement.

DEPRECIATION: Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

EXCESS COST OF NET ASSETS ACQUIRED: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired, including the recognition of applicable deferred taxes, is amortized on a straight line basis over a period of 20 to 40 years. The Company performs an annual assessment of the recoverability of goodwill based on estimated future cash flows.

AMORTIZATION OF NONCOMPETE AGREEMENTS: The noncompete agreements are amortized over a period of one to two years on a straight-line basis.

NET INCOME PER COMMON SHARE: Net income per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the year, giving effect to stock options and warrants.

STOCK-BASED COMPENSATION: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" during fiscal year 1997, electing to continue accounting for its employee stock options under the provisions of Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," accompanied by a disclosure, if considered material, of the pro forma effects on net income and net income per share had the expense provisions of the new accounting principle been applied.

RECENTLY ISSUED ACCOUNTING STANDARDS: The Company will adopt SFAS No. 128, "Earnings Per Share" for the year ended May 31, 1998 including interim periods. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock options, basic earnings per share will be higher than diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997 and will not have a material impact on the Company's financial statements.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.   MAJOR CUSTOMER

Approximately $8,932,000 and $5,129,800 or 57% and 77% of all revenue for the year ended May 31, 1997 and 1996, respectively, and approximately $4,519,000 and $1,528,000 or 61% and 49% of the balance of accounts receivable at May 31, 1997 and 1996, respectively, related to one customer who is a stockholder and related party of the Company, Retirement Care Associates, Inc. (RCA). The Company had Contracts for Therapy Program Services with 38 and 26 facilities either owned, operated or managed by RCA at May 31, 1997 and 1996, respectively.

RCA has announced that it has entered into a Merger Agreement (Merger) with Sun Healthcare Group, Inc. (Sun) pursuant to which RCA would be merged into a subsidiary of Sun. Sun currently has a subsidiary which provides rehabilitation services similar to those services offered by the Company. The Company is currently working with Sun on a transition schedule for the transition of the RCA facilities that are serviced by IHR to Sun. The transition period is tentatively scheduled to begin approximately thirty (30) days after the issuance of the proxy relating to the Merger and will conclude approximately ninety (90) days thereafter. Contingent upon the completion of the Merger, Sun has agreed to pay IHR each respective facility's accounts receivable balance in full on the date of each facility's transition to Sun.

RCA has issued its financial statements for the year ended June 30, 1997 which includes an unqualified opinion from its auditors. In the footnotes to the aforementioned financial statements, it states that RCA "has experienced a significant net operating loss and at the same time a decline in liquidity, resulting from the operating loss and a heightened level of investment in new facilities." It also states that "closing of the Merger of the Company with Sun...will provide access to additional sources of liquidity..." and outlines RCA management's plan if the Sun Merger does not take place. In RCA's June 30, 1997 Form 10-K, it states that RCA and Sun "have filed with the Securities and Exchange Commission, on a confidential basis, a preliminary proxy statement with respect to the Merger..." and it is "anticipated to occur in the fourth quarter of calendar year 1997." For further information, see RCA's Form 10-K and other SEC filings.

RCA continues to be a major customer of the Company. A delay in regular periodic payments of accounts receivable from RCA, for any reason, could have a significantly unfavorable effect on the Company's cash flow from operations. The Company has been increasing the number of contracts it has with long-term care facilities operated by entities other than RCA and does not anticipate that a loss of the RCA service contract revenues will have a significantly unfavorable effect on the Company's operations.

In addition to the above, the Company had stock subscriptions receivable of $58,577 and $54,785 at May 31, 1997 and 1996, respectively, from RCA. Such subscriptions receivable bore interest at 6.5-8.5% per annum and were paid in full on September 9, 1997.

5.   SHORT-TERM BORROWINGS

On June 23, 1995, the Company entered into a revolving line of credit agreement with a bank which provided for advances up to $500,000, subject to a borrowing base formula. On February 20, 1996 and March 15, 1996, the agreement was amended to increase the line by $500,000 for a total line of credit of $1,500,000. As of May 31, 1996, advances up to $900,000 were available. Borrowings bore interest at the prime rate plus 0.50% to 2.50% payable monthly, based upon the Company's leverage ratio. The revolving line of credit was collateralized by substantially all of the Company's assets. At May 31, 1996, approximately $1,207,000 of the revolving credit line was guaranteed by certain of the stockholders. All borrowings were due on demand. Borrowings as of May 31, 1996 were $600,000. Additionally, the final installment of $125,000 on the note payable to TRS (see Note 2) was outstanding as of May 31, 1996.

On October 29, 1996, the Company terminated its existing $1,500,000 revolving line of credit agreement and established a new revolving line of credit agreement with another banking institution. The new revolving line of credit agreement provided for advances up to $2,500,000, subject to a borrowing base formula. Borrowings bear interest at the prime rate plus .25% payable monthly, based upon the Company's leverage ratio. On March 3, 1997, this new facility was amended to increase the line by $2,000,000 for a total line of credit of $4,500,000. The evolving line of credit is collateralized by substantially all of the Company's assets and is due on demand. This revolving line of credit terminated on October 2, 1997, at which time the Company obtained an extension to January 2, 1998. Borrowings as of May 31, 1997 are $3,525,000. The amount available under the borrowing base formula at May 31, 1997 was $361,000. The interest rate at May 31, 1997 was 8.75%.

6.   ACCRUED EXPENSES

     Accrued expenses at May 31 consist of the following:

                                             1997        1996
                                          ---------   ---------
Compensation                              $ 446,336   $ 187,094
Taxes (other than taxes on income)           26,423      24,155
Other                                        29,285      65,080
                                          ---------   ---------
                                          $ 502,046   $ 276,329
                                          ---------   ---------
7.   INCOME TAXES

The provision for income taxes on earnings at May 31 consists of the following:

                                             1997       1996
Current payable:                          ---------   ---------
     Federal                              $ 643,541   $ 231,296
     State                                  164,588      35,804
                                          ---------   ---------
               Total currently payable      808,129     267,100
Deferred:
     Federal                                (64,570)    (20,754)
     State                                  (16,514)     (3,234)
                                          ---------   ---------
               Total deferred               (81,084)    (23,988)
                                          ---------   ---------
                    Total provision       $ 727,045   $ 243,112
                                          ---------   ---------

Deferred taxes are recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                       1997                    1996
                              ---------------------   ---------------------
                                Assets  Liabilities     Assets  Liabilities
                              --------- -----------   --------- -----------
Noncompete agreements         $  81,162               $  16,889
Accrued vacation                 40,531                  15,097
Depreciation                             $ 18,551                 $ 9,298
Amortization                      1,709     1,079
                              ---------  --------     ---------   -------
     Total deferred taxes     $ 123,402  $ 19,630     $  31,986   $ 9,298
                              ---------   --------    ---------   -------

Based on the Company's prior earnings and the sufficiency of income available to be utilized in the carryback years, it is more likely than not that the net deferred tax assets for 1997 and 1996 will be realized. Therefore, no valuation allowance has been established to reduce deferred tax assets for 1997 and 1996.

Reconciliation of the federal statutory rate and the effective income tax rate at May 31 follows:
                                                1997        1996
                                                -----       -----
Federal statutory rate                          34.0%        34.0%
State income taxes,
     net of federal income tax benefit           5.2          3.3
Other                                            0.6          0.9
                                                ----         ----
     Effective income tax rate                 39.8%        38.2%

8.   COMMITMENTS AND CONTINGENCIES

The Company rents office space, certain office equipment and vehicles under operating leases expiring at various dates through January 2002. These leases generally include one or more renewal options. Approximate future minimum rentals on all noncancelable operating leases in effect at May 31, 1997 are as follows:
                    1998      $163,937
                    1999       125,869
                    2000        94,431
                    2001        91,228
                    2002        57,996

Lease expense was approximately $107,000 and $69,000 for the years ended May 31, 1997 and 1996, respectively.

The Company is subject to litigation and claims in the ordinary course of business. Management believes none of these matters would have a material adverse effect on the financial condition or results of operations of the Company.

9.   COMMON STOCK AND STOCK WARRANTS

On March 12, 1996, the Company offered 2,000,000 shares of no par value common stock in a Private Placement. As of May 31, 1996, the Company had issued 1,100,000 shares of the no par value common stock for net proceeds of approximately $1,321,000. The net proceeds included a stock receivable from the Private Placement Trustee at May 31, 1996 of $225,000 which was collected in June 1996. As of May 31, 1997, the Company had issued an additional 200,000 shares of the no par value common stock for net proceeds of approximately $186,000. Proceeds from the Private Placement continue to be used for future expansion.

Investors who purchased at least eight units (each unit consists of 20,000 shares costing $25,000) also received warrants to purchase 20,000 shares of common stock for each unit purchased. The warrants are exercisable at $2.50 per share and will expire three years from the date of the Private Placement, March 12, 1999. In conjunction with the Private Placement 520,000 warrants have been issued as of May 31, 1997.

10.  STOCK OPTIONS

In October 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company.

Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1996 Plan is not to exceed 1,000,000. During the year ended May 31, 1997, the Company granted 320,000 1996 Plan options and 439,000 non-plan options as follows:

                                                  Weighted
                              1996      Non-1996  Average
                              Plan      Plan      Exercise
                              Shares    Shares    Price
                              -------   --------  --------
Outstanding at May 31, 1996         -          -         -
     Granted                  320,000   439,000   $   1.84
     Exercised                      -        -          -
     Canceled                       -   (29,000)      1.75
                              -------   -------   --------
Outstanding at May 31, 1997   320,000   410,000   $   1.84
                              -------  -------   --------

These options are exercisable for a period of three to five years from the date of grant. The option price equaled the market price of a share at the date the options were granted. As of May 31, 1997, no options have been exercised and the weighted average remaining contractual life for the outstanding options is 2.5 years. There were 679,500 options which were exercisable at May 31, 1997, with a weighted average exercise price of $2.11.

The Company's common stock has been quoted on the OTC Bulletin Board since December 1995 and the Company's Board of Directors have based their determination of the fair market value of the common stock on the closing bid quotations on the OTC Bulletin Board.

As permitted by SFAS No. 123, the Company follows the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock option grants. Compensation cost has not been recognized for options issued under the plan. If compensation cost had been determined based on the fair value of the awards at the grant date, net income and earnings per common share would have been $941,963 and $.07, respectively.

The weighted average fair value of options was $.42 as of May 31, 1997. Fair value estimates were determined using the Black-Scholes valuation method, using an expected term ranging from one and one half years to two and one half
years, a risk-free interest rate ranging from 5.60%   6.08%, and stock price
volatility of 32.85%. The expected turnover was not considered as forfeitures will be considered in future calculations as they occur.

11.  MULTI-EMPLOYER 401(k) PLAN

IHR is one of four companies that participate in a multi-employer 401(k) plan which was created in 1996. All employees are eligible to participate on the first day of the month following their date of hire. The Company made no contributions to the plan during 1997 or 1996.

12.  RELATED PARTY TRANSACTIONS

The Company provides services to a major customer who is a stockholder and a related party. See Note 4 for further discussion.

Two stockholders, who are also employees of the Company, owe approximately $18,000 and $50,000 in total to the Company for advances as of May 31, 1997 and 1996, respectively. Additionally, a company owned by a stockholder of the Company owed approximately $11,000 and $51,000 for advances as of May 31, 1997 and 1996, respectively.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                              Quarter Ended,
                  -----------------------------------------------------------
                      Aug.31        Nov.30          Feb.28        May 31         Year
        1997      -----------------------------------------------------------
Net revenue         $3,434,882     $3,595,669     $4,130,999     $4,476,303     $15,637,853
Gross profit         1,074,816        990,592      1,161,324      1,087,292       4,314,024
Net income             319,010        256,689        334,788        186,945       1,097,432
Net income
     per share            0.02           0.02           0.02           0.02            0.08

                              Quarter Ended,
                  -----------------------------------------------------------
                       Aug.31        Nov.30          Feb.28        May 31        Year
       1996      -----------------------------------------------------------
Net revenue         $1,051,806     $1,194,837     $1,255,310     $3,121,457     $ 6,623,410
Gross profit           314,714        313,229        491,535        762,636       1,882,114
Net income              94,582         58,890        113,915        126,876         394,263
Net income
     per share            0.01           0.01           0.01           0.01            0.04

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IN-HOUSE REHAB CORPORATION

Dated:  October 28, 1997             By:/s/ David V. Hall
                                        David V. Hall, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

    SIGNATURE                    CAPACITY                  DATE
    ---------                    --------                  ----

/s/ David V. Hall           President (Principal        October 28, 1997
David V. Hall               Executive Officer)
                            and Director

/s/ Robert J. Babine        Chief Financial Officer,    October 28, 1997
Robert J. Babine            Treasurer (Principal
                            Financial and Accounting
                            Officer) and Director

/s/ Chris Brogdon           Director                    October 28, 1997
Chris Brogdon

/s/ Mark P. Clein           Director                    October 28, 1997
Mark P. Clein

/s/ Timothy M. Graven       Director                    October 28, 1997
Timothy M. Graven
