Form 10QSB
period 1997-08-31
IN HOUSE REHAB CORP
filed 1997-10-29
CIK 1034042

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended: August 31, 1997

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

                          (502) 568-8923
                   ---------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]

There were 13,344,215 shares of the Registrant's Common Stock outstanding as of October 21, 1997.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

IN-HOUSE REHAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
August 31 and May 31, 1997
                                                August 31,    May 31,
    ASSETS                                     (Unaudited)
Current assets:                                -----------  -----------
     Cash                                      $    15,064
     Accounts receivable-trade, less allowance
       for doubtful accounts of $105,000 and
       $75,000 at August and May 31, 1997,
       respectively                              3,168,568  $ 2,736,132
     Accounts receivable-trade - related party   4,888,528    4,548,493
     Other current assets                           62,533       15,057

     Total current assets                        8,134,693    7,299,682

     Equipment, at cost                            325,084      265,556
         Less accumulated depreciation            (61,638)     (48,660)
                                                  263,446      216,896

     Other assets                                 600,011      480,751

     TOTAL ASSETS                             $ 8,998,150  $ 7,997,329

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                    $ 3,900,053  $ 3,542,102
     Accounts payable                             793,326      553,564
     Other current liabilities                    794,950      673,745

          Total current liabilities             5,488,329    4,769,411

Minority Interest                                   3,924            -

Stockholders' equity:
     Preferred stock, $10 par value; 10,000,000
      shares authorized; no shares issued               -            -

     Common stock, no par value;
     20,000,000 shares authorized;
     13,344,215 and 13,405,715 shares
     issued and outstanding
     at August 31, 1997 and May 31, 1997,
     respectively                               1,886,584    1,886,584
     Subordinated convertible common stock,
     no par value; 1,200,000 shares
     authorized; no shares issued                       -            -
     Common stock subscriptions receivable        (58,847)     (58,577)
     Retained earnings                          1,678,160    1,399,911
                                                3,505,897    3,227,918

     Total Liabilities and
     Stockholders' Equity                     $ 8,998,150  $ 7,997,329

   See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended August 31, 1997 and 1996
(Unaudited)

                                                     1997           1996
                                                ------------      -----------
Revenues:
     Contract services                           $ 2,592,426      $ 1,933,521
     Contract services - related party             2,125,680        1,501,361
                                                ------------      -----------
                                                   4,718,106        3,434,882
Operating costs:
     Salaries, wages and benefits                  2,446,683        1,646,050
     Contract therapists                             783,697          637,193
     Other expense                                   272,361           76,823
                                                ------------      -----------
                                                   3,502,741        2,360,066
                                                ------------      -----------
          Gross profit                             1,215,365        1,074,816

Selling, general and administrative expenses         667,978          495,903

          Income from operations                     547,387          578,913

Interest expense                                      80,214           15,323

          Income before minority interest
            and income taxes                         467,173          563,590

Minority interest                                      3,924                -

Provision for income taxes                           185,000          244,580

          Net income                             $   278,249      $   319,010

Net income per common share                      $      0.02      $      0.02
                                                 -----------      -----------
Weighted average number of
common shares outstanding                         13,711,217       13,619,959

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1997 and 1996
(Unaudited)
                                                    1997         1996
Cash flows from operating activities:           -----------  ------------
  Net income                                    $   278,249  $    319,010
  Adjustments to reconcile net income to
  net cash used in operating activities:
     Depreciation                                   12,978          4,300
     Amortization                                   25,738         46,400
      Minority interest                              3,924            -
     Allowance for doubtful accounts                30,601            -
     Change in assets and liabilities,
       net of effects from acquisitions:
         Accounts receivable                      (803,072)    (1,404,840)
         Other current assets                      (47,746)       (16,696)
         Other assets                                  502        (11,537)
         Accounts payable                          239,762         51,882
         Other current liabilities                 243,105        361,505
                                               -----------   ------------
          Net cash used in operating
          activities                               (15,959)      (649,976)
                                               -----------   ------------
Cash flows from investing activities:
     Purchase of equipment                         (59,528)       (20,411)
     Investment in Rehab Tools, Inc.              (145,500)            -
                                                -----------   ------------
          Net cash used in investing
          activities                              (205,028)       (20,411)
                                                -----------   ------------
Cash flows from financing activities:
     Issuance of common stock                            -        185,999
     Issuance of short-term borrowings           1,465,000        700,000
     Repayments of short-term borrowings        (1,107,049)      (125,000)
     Checks issued in excess of cash on deposit   (121,900)       (90,612)
                                                -----------   ------------
          Net cash provided by financing
          activities                               236,051    $   670,387
                                                -----------   ------------
Decrease in cash and equivalents                    15,064              -

Beginning cash balance                                -                 -
                                                -----------   ------------
Ending cash balance                             $    15,064             -
                                                -----------   ------------

Supplemental disclosures:
     Cash paid for interest                     $    75,564   $     15,018
                                                -----------   ------------

IN-HOUSE REHAB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1997 and 1996 and the results of operations and cash flows for the three month periods then ended.

This financial information should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 1997.

Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company generated approximately $4,718,000 in gross revenue for the three months ended August 31, 1997 compared with $3,435,000 for the three months ended August 31, 1996. The increase is due to both the addition of new service contracts and acquisitions made during the past year.

Operating expenses as a percentage of revenue for the three months ended August 31, 1997 were 74.2%. This compares with 68.7% for the three months ended August 31, 1996. The increase is attributed to increases in the number of personnel and wages and benefits costs.

Selling, general and administrative expenses for the three months ended August 31, 1997 were 14.2% of revenue as compared to 14.4% in the three months ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1997, the Company had working capital of approximately $2,646,000 as compared to working capital of approximately $2,530,000 at August 31, 1996. The increase was primarily due to an increase in trade receivables which was the result of an increase in the number of contracts being serviced. As of August 31, 1997, the Company had 89 contracts to provide rehabilitation, respiratory and/or psyche/social services compared with 59 contracts at August 31, 1996.

Net cash used in operating activities was approximately $16,000 for the three months ended August 31, 1997. This compares with approximately $650,000 for the same period in the prior year. The decrease was primarily due to a decrease in the days outstanding in accounts receivable and an increase in the days outstanding in accounts payable.

Net cash used toward investing activities for the three month period ending August 31, 1997 was approximately $205,000. This compares with approximately $20,000 for the same period in the prior year. The increase was primarily due to a $145,500 investment made in Rehab Tools, Inc. ("RTI"). RTI was formed in July 1997, when the Company entered into an agreement with an unrelated company to acquire an airplane. RTI is a limited liability company that is 50% owned by the Company and 50% owned by the unrelated company.

The Company had approximately $236,000 provided by financing activities. This compares with approximately $670,000 for the same period in the prior year. The decrease was primarily attributable to a net decrease in the amount of borrowings/repayments with respect to the Company's line of credit as compared to the same period in the prior year.

MAJOR CUSTOMER

Approximately $2,592,000 and $1,934,000 or 55% and 56% of all revenue for the three months ended August 31, 1997 and 1996, respectively, and approximately $4,889,000 and $4,519,000 or 60% and 61% of the balance of accounts receivable at August 31 and May 31, 1997, respectively, related to one customer who is a stockholder and related party of the Company, Retirement Care Associates, Inc. ("RCA"). The Company had Contracts for Therapy Program Services with 28 and 30 facilities either owned, operated or managed by RCA at August 31, 1997 and 1996, respectively.

RCA has announced that it has entered into a Merger Agreement (Merger) with Sun Healthcare Group, Inc. (Sun) pursuant to which RCA would be merged into a subsidiary of Sun. Sun currently has a subsidiary which provides rehabilitation services similar to those services offered by the Company. The Company is currently working with Sun on a schedule for the transition of the RCA facilities that are serviced by IHR to Sun. The transition period is tentatively scheduled to begin approximately thirty (30) days after the issuance of the proxy relating to the Merger and will conclude approximately ninety (90) days thereafter. Contingent upon the completion of the Merger, Sun has agreed to pay IHR each respective facility's accounts receivable balance in full on the date of each facility's transition to Sun.

RCA has issued its financial statements for the year ended June 30, 1997, which includes an unqualified opinion from its auditors. In the footnotes to the aforementioned financial statements, it states that RCA "has experienced a significant net operating loss and at the same time a decline in liquidity, resulting from the operating loss and a heightened level of investment in new facilities." It also states that "closing of the Merger of the Company with Sun...will provide access to additional sources of liquidity..." and outlines RCA management's plan if the Sun Merger does not take place. In RCA's June 30, 1997 10-K, it states that RCA and Sun "have filed with the Securities and Exchange Commission, on a confidential basis, a preliminary proxy statement with respect to the Merger..." and it is "anticipated to occur in the fourth quarter of calendar year 1997." For further information, see RCA's Form 10-K and other SEC filings.

RCA continues to be a major customer of the Company. A delay in regular payments of accounts receivable from RCA, for any reason, could have a significantly unfavorable effect on the Company's cash flow from operations. The Company has been increasing the number of contracts it has with long-term care facilities operated by entities other than RCA and does not anticipate that a loss of the RCA service contract revenues will have a significantly unfavorable effect on the Company's operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.
          None.

Item 5.   Other Events.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits - None.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended August 31, 1997.

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

                                    IN-HOUSE REHAB CORPORATION

Dated:  October 28, 1997             By:/s/ David V. Hall
                                        David V. Hall, President

                                     By:/s/ Robert J. Babine
                                        Robert J. Babine, Chief Financial
                                        Officer and Treasurer