Form 10QSB
period 1997-11-30
IN HOUSE REHAB CORP
filed 1998-01-14
CIK 1034042

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period ended: November 30, 1997

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

                           Yes [ X ]   No [   ]

There were 13,347,072 shares of the Registrant's Common Stock outstanding as of January 7, 1998.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

IN-HOUSE REHAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
November 30 and May 31, 1997
                                                  November 30,   May 31,
    ASSETS                                        (Unaudited)     1997
Current assets:                                   -----------  -----------
     Cash                                         $   401,299
     Accounts receivable-trade, less allowance
       for doubtful accounts of $239,000 and
       $75,000 at November and May 31, 1997,
       respectively                                 4,996,886  $ 2,736,132
     Accounts receivable-trade - related party      3,855,674    4,548,493
     Other current assets                              70,653       15,057

     Total current assets                           9,324,512    7,299,682

     Equipment, at cost                               345,220      265,556
         Less accumulated depreciation                (76,010)     (48,660)
                                                      269,210      216,896

     Other assets                                     627,423      480,751

     TOTAL ASSETS                                 $10,221,145  $ 7,997,329

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                        $ 4,457,806  $ 3,542,102
     Accounts payable                               1,111,836      553,564
     Other current liabilities                        726,329      673,745

          Total current liabilities                 6,295,971    4,769,411

Minority Interest                                      16,011            -

Stockholders' equity:
     Preferred stock, $10 par value; 10,000,000
      shares authorized; no shares issued                   -            -
     Common stock, no par value;
      20,000,000 shares authorized;
      13,347,072 and 13,405,715 shares
      issued and outstanding
      at November 30, 1997 and May 31, 1997,
      respectively                                  1,891,584    1,886,584
     Subordinated convertible common stock,
      no par value; 1,200,000 shares authorized;
      no shares issued                                      -            -
     Common stock subscriptions receivable                  -      (58,577)
     Retained earnings                              2,017,579    1,399,911
                                                    3,909,163    3,227,918

     Total Liabilities and Stockholders' Equity   $10,221,145  $ 7,997,329

   See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the quarter and six months ended November 30, 1997 and 1996
(Unaudited)
                                    Quarter                 Six Months
                             ----------------------  -----------------------
                                1997        1996         1997        1996
                             ----------  ----------  -----------  ----------
Revenues:
  Contract services          $2,607,815  $1,506,475  $ 4,739,280  $2,926,426
  Contract services
    - related party           2,689,406   2,089,194    5,276,048   4,104,125
                              ---------   ---------  -----------  ----------
                              5,297,221   3,595,669   10,015,328   7,030,551
Operating costs:
  Salaries, wages and
    benefits                  2,708,422   1,872,580    5,155,106   3,518,630
  Contract therapists           733,468     653,416    1,517,164   1,290,610
  Other expense                 425,698      79,080      698,062     155,905
                              ---------   ---------  -----------  ----------
                              3,867,588   2,605,076    7,370,332   4,965,145
                              ---------   ---------  -----------  ----------
    Gross profit              1,429,633     990,593    2,644,996   2,065,406

Selling, general and
  administrative expenses       755,099     526,930    1,423,075   1,022,833

    Income from operations      674,534     463,663    1,221,921   1,042,573

Interest expense                 95,029      27,673      175,242      42,995

    Income before minority
    interest and income taxes   579,505     435,990    1,046,679     999,578

Minority interest                13,097           -       16,011           -

Provision for income taxes      228,000     179,300      413,000     423,881

    Net income               $  338,408  $  256,690  $   617,668  $  575,697

Net income per common share  $      .03  $      .02  $      0.05  $     0.04
                             ----------  ----------  -----------  ----------
Weighted average number of
common shares outstanding    13,366,906  13,742,113   13,539,487  13,681,744

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1997 and 1996
(Unaudited)
                                                    1997        1996
Cash flows from operating activities:           ----------- -----------
  Net income                                    $   617,668 $   575,697
  Adjustments to reconcile net income to
  net cash used in operating activities:
     Depreciation                                    27,349       8,600
     Amortization                                    34,278      92,799
      Minority interest                              16,011           -
     Allowance for doubtful accounts                270,568           -
     Change in assets and liabilities,
       net of effects from acquisitions:
         Accounts receivable                     (1,838,503) (1,577,184)
         Other current assets                       (55,938)    (38,021)
         Other assets                               (35,450)    (48,079)
         Accounts payable                           558,272     (63,941)
         Other current liabilities                  174,484     169,195
                                                ----------- ------------
          Net cash used in operating
          activities                               (231,261)   (880,934)
                                                ----------- ------------
Cash flows from investing activities:
     Purchase of equipment                          (79,663)    (36,122)
     Investment in Rehab Tools, Inc.               (145,500)           -
                                                ----------- ------------
          Net cash used in investing
          activities                               (225,163)    (36,122)
                                                ----------- ------------
Cash flows from financing activities:
      Proceeds from stock subscription
        receivable                                   58,919           -
     Issuance of common stock                         5,000     185,999
     Issuance of short-term borrowings            2,030,000   3,104,543
     Repayments of short-term borrowings         (1,114,296) (2,304,543)
     Checks issued in excess of cash on deposit    (121,900)    (68,943)
                                                ----------- ------------
          Net cash provided by financing
          activities                            $   857,723 $   917,056
                                                ----------- ------------
Decrease in cash and equivalents                    401,299           -

Beginning cash balance                                    -           -
                                                ----------- ------------
Ending cash balance                             $   401,299           -
                                                ----------- ------------

Supplemental disclosures:
      Income taxes                              $   402,100 $    391,021
     Cash paid for interest                     $   168,930 $     44,486

IN-HOUSE REHAB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1997 and 1996 and the results of operations and cash flows for the six month periods then ended.

This financial information should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 1997.

Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

QUARTERS ENDED NOVEMBER 30, 1997 AND 1996

The Company generated $5,297,000 in gross revenue for the quarter ended November 30, 1997 compared with $3,596,000 for the same period in fiscal 1996. The increase is due to both the addition of new contacts and acquisitions made during the past year.

Both operating expenses and selling, general and administrative expenses remained relatively stable as a percentage of revenues in the second quarter of fiscal 1997 and 1996. Operating expenses as a percentage of revenue for the quarter ended November 30, 1997 were 73.0%. This compares to 72.4% for the same period in fiscal 1996.

Selling, general and administrative expenses for the quarter ended November 30, 1997 were 14.3% of revenue as compared to 14.7% for the same period in fiscal 1996.

SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

The Company generated $10,015,000 in gross revenue for the six months ended November 30, 1997 compared with $7,031,000 for the six months ended November 30, 1996. The increase is due to both the addition of new service contracts and acquisitions made during the past year.

Operating expenses as a percentage of revenue for the six months ended November 30, 1997 were 73.6%. This compares with 70.6% for the six months ended November 30, 1996. The increase is attributed to increases in the number of personnel and wages and benefits costs.

Selling, general and administrative expenses for the six months ended November 30, 1997 were 14.2% of revenue as compared to 14.5% in the six months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1997, the Company had working capital of $3,029,000 as compared to working capital of $2,530,000 at May 31, 1997. The increase was primarily due to an increase in trade receivables which was the result of an increase in the number of contracts being serviced. As of November 30, 1997, the Company had 93 contracts to provide rehabilitation, respiratory and/or psyche/social services compared with 82 contracts at May 31, 1997.

Net cash used in operating activities was $226,000 for the six months ended November 30, 1997. This compares with $881,000 for the same period in the prior year. The decrease was primarily due to an increase in the days outstanding in accounts payable.

Net cash used toward investing activities for the six month period ending November 30, 1997 was $225,000. This compares with $36,000 for the same period in the prior year. The increase was primarily due to a $145,500 investment made in Rehab Tools, Inc. ("RTI"). RTI was formed in July 1997, when the Company entered into an agreement with an unrelated company to acquire an airplane. RTI is a limited liability company that is 50% owned by the Company and 50% owned by the unrelated company.

The Company had $853,000 provided by financing activities. This compares with $917,000 for the same period in the prior year. The decrease was primarily attributable to the issuance of common stock in the second quarter of fiscal 1996. There were no such issuances in the second quarter of fiscal 1997.

MAJOR CUSTOMER

Approximately $5,276,000 and $4,104,000 or 53% and 58% of all revenue for the six months ended November 30, 1997 and 1996, respectively, and $4,997,000 and $4,519,000 or 54% and 61% of the balance of accounts receivable at November 30 and May 31, 1997, respectively, related to one customer who is a stockholder and related party of the Company, Retirement Care Associates, Inc. ("RCA"). The Company had Contracts for Therapy Program Services with 25 and 31 facilities either owned, operated or managed by RCA at November 30, 1997 and 1996, respectively.

RCA has announced that it has entered into a Merger Agreement (Merger) with Sun Healthcare Group, Inc. (Sun) pursuant to which RCA would be merged into a subsidiary of Sun. Sun currently has a subsidiary which provides rehabilitation services similar to those services offered by the Company. Effective January 1, 1998, the Company began working with Sun to transition the RCA facilities that are serviced by IHR to Sun. The transition period is scheduled to conclude in March 1998. Upon the completion of the Merger, Sun has agreed to pay IHR the outstanding accounts receivable balance for each transitioned facility in full.

RCA has issued its financial statements for the year ended June 30, 1997, which includes an unqualified opinion from its auditors. In the footnotes to the aforementioned financial statements, it states that RCA "has experienced a significant net operating loss and at the same time a decline in liquidity, resulting from the operating loss and a heightened level of investment in new facilities." It also states that "closing of the Merger of the Company with Sun...will provide access to additional sources of liquidity..." and outlines RCA management's plan if the Sun Merger does not take place. In RCA's June 30, 1997

10-K, it states that RCA and Sun "have filed with the Securities and Exchange Commission, on a confidential basis, a preliminary proxy statement with respect to the Merger...". Recent press releases by Sun have indicated that the merger is anticipated to occur in the first quarter of calendar year 1998. For further information, see RCA's Form 10-K and other SEC filings.

RCA continued to be a major customer of the Company through December 31, 1997. A delay in regular payments of accounts receivable from RCA, for any reason, could have a significantly unfavorable effect on the Company's cash flow from operations. The Company has been increasing the number of contracts it has with long-term care facilities operated by entities other than RCA and does not anticipate that a loss of the RCA service contract revenues will have a significantly unfavorable effect on the Company's operations.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.

          During the quarter ended November 30, 1997, the Company issued
2,857 shares of its Common Stock to Rehab & Therapy Center of Naples, Inc. as part of the consideration paid for the acquisition of that company's assets on September 30, 1997. The shares of stock were valued at $5,000.

          With respect to this sale, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investor was given complete information concerning the Company, and represented that it was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security-Holders.  None.

Item 5.   Other Events.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b)  Reports on Form 8-K.   The Company filed Current Reports on
Form 8-K dated October 1, 1997 and October 10, 1997, both of which reported information under Items 4 and 7.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IN-HOUSE REHAB CORPORATION

Dated:  January 14, 1998             By:/s/ David V. Hall
                                        David V. Hall, President

                                     By:/s/ Robert J. Babine
                                        Robert J. Babine, Chief Financial
                                        Officer and Treasurer
                                8