Form 10QSB
period 1998-02-28
IN HOUSE REHAB CORP
filed 1998-04-13
CIK 1034042

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period ended: February 28, 1998

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

                           Yes [ X ]   No [   ]

There were 13,347,072 shares of the Registrant's Common Stock outstanding as of March 20, 1998.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

IN-HOUSE REHAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 1998 and May 31, 1997
                                                 February 28,
                                                     1998       May 31,
               ASSETS                             (Unaudited)     1997
Current assets:                                   -----------  -----------
     Cash                                         $   441,708  $         -
     Accounts receivable-trade, less allowance
       for doubtful accounts of $241,000 and
       $75,000 at February 28, 1998 and
       May 31, 1997, respectively                   4,474,459    2,736,132
     Accounts receivable-trade - related party      3,913,808    4,548,493
     Other current assets                             166,855       15,057

     Total current assets                           8,996,830    7,299,682

     Equipment, at cost                               359,710      265,556
         Less accumulated depreciation                (90,194)     (48,660)
                                                      269,516      216,896

     Other assets                                     671,877      480,751

     TOTAL ASSETS                                 $ 9,938,223  $ 7,997,329

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                        $ 4,455,000  $ 3,542,102
     Accounts payable                                 538,239      553,564
     Other current liabilities                        791,557      673,745

         Total current liabilities                  5,784,796    4,769,411

Minority interest                                      40,611            -

Stockholders' equity:
     Preferred stock, $10 par value; 10,000,000
        shares authorized; no shares issued                 -            -
     Common stock, no par value; 20,000,000
        shares authorized; 13,347,072 and 13,344,215
        shares issued and outstanding at February 28,
        1998 and May 31, 1997, respectively         1,891,584    1,886,584
     Subordinated convertible common stock,
        no par value; 1,200,000 shares authorized;
        no shares issued                                    -            -
     Common stock subscriptions receivable                  -      (58,577)
     Retained earnings                              2,221,232    1,399,911
                                                    4,112,816    3,227,918

     Total Liabilities and Stockholders' Equity   $ 9,938,223  $ 7,997,329

   See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the quarter and nine months ended February 28, 1998 and 1997
(Unaudited)
                                    Quarter                Nine Months
                             ----------------------  -----------------------
                                1998        1997         1998        1997
                             ----------  ----------  -----------  ----------
Revenues:
  Contract services          $2,899,564  $1,790,968  $ 8,099,805  $5,227,860
  Contract services
    - related party           1,461,654   2,340,031    6,276,740   5,933,690
                              ---------   ---------  -----------  ----------
                              4,361,218   4,130,999   14,376,545  11,161,550
Operating costs:
  Salaries, wages and
    benefits                  2,563,640   2,172,000    7,718,745   5,690,630
  Contract therapists           370,934     657,914    1,888,099   1,948,524
  Other expense                 170,919     150,429      868,978     306,334
                              ---------   ---------  -----------  ----------
                              3,105,493   2,980,343   10,475,822   7,945,488
                              ---------   ---------  -----------  ----------
    Gross profit              1,255,725   1,150,656    3,900,723   3,216,062

Selling, general and
  administrative expenses       780,391     586,948    2,203,468   1,609,781

    Income from operations      475,334     563,708    1,697,255   1,606,281

Interest expense                 97,460      48,799      272,703      91,794

    Income before minority
    interest and income taxes   377,874     514,909    1,424,552   1,514,487

Minority interest                23,590           -       40,611           -

Provision for income taxes      149,620     180,119      562,620     604,000

    Net income               $  204,664  $  334,790  $   821,321  $  910,487

Net income per share - basic $      .02  $      .02  $       .06  $      .07
                             ----------  ----------  -----------  ----------
Net income per share -
    assuming dilution        $      .02  $      .02  $       .06  $      .07

See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1998 and 1997
(Unaudited)
                                                    1998        1997
Cash flows from operating activities:           ----------- ------------
  Net income                                    $   821,321 $   910,487
  Adjustments to reconcile net income to
  net cash used in operating activities:
     Depreciation                                    38,537      13,112
     Amortization                                    63,459     156,730
      Minority interest                              40,611           -
     Allowance for doubtful accounts                270,630           -
     Change in assets and liabilities,
       net of effects from acquisitions:
         Accounts receivable                     (1,374,272) (2,556,125)
         Other current assets                      (152,140)    (39,566)
         Other assets                              (101,376)   (110,954)
         Accounts payable                           (15,325)    (49,403)
         Other current liabilities                 (232,003)    (11,869
                                                ----------- -----------
          Net cash used in operating
          activities                               (176,552) (1,687,588)
                                                ----------- ------------
Cash flows from investing activities:
     Purchase of equipment                          (91,157)   (120,455)
      Acquisition of two minor subsidiaries               -    (250,000)
     Investment in Rehab Tools, Inc.               (145,500)          -
                                                ----------- -----------
          Net cash used in investing
          activities                               (236,657)   (370,455)
                                                ----------- -----------
Cash flows from financing activities:
      Proceeds from stock subscription
        receivable                                   58,919           -
     Issuance of common stock                         5,000     185,999
     Issuance of short-term borrowings            2,030,000   4,623,770
     Repayments of short-term borrowings         (1,117,102) (2,810,921)
     Checks issued in excess of cash on deposit    (121,900)     59,195
                                                ----------- -----------
          Net cash provided by financing
          activities                                854,917   2,058,043
                                                ----------- -----------
Decrease in cash and equivalents                    441,708           -

Beginning cash balance                                -               -
                                                ----------- -----------
Ending cash balance                             $   441,708 $         -
                                                ----------- -----------

Supplemental disclosures:
      Income taxes                              $   721,330 $   694,492
      Cash paid for interest                    $   247,774 $    57,137

Supplemental disclosure of noncash
financing activities:
      Acquisition of two minor subsidiaries     $         - $   144,228

   See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of February 28, 1998 and 1997 and the results of operations and cash flows for the quarter and nine month periods then ended.

This financial information should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 1997.

Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.    NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed, to the "basic" and "assuming dilution" methods. The Company had not previously presented fully diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, basic earnings per share represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and warrants. The calculation of the Company's earnings per share assuming dilution closely resembles that used in prior calculations of primary earnings per share.

In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                              For the Three Months       For the Nine Months
                               Ended February 28,        Ended February 28,
                               1998         1997         1998         1997
                           -----------  -----------  -----------  -----------
Net income                 $   204,664  $   334,790  $   821,321  $   910,487

Weighted average shares
outstanding:

  Weighted average shares
  outstanding - basic       13,347,072   13,431,382   13,345,802   13,536,734

  Stock options and
  warrants                      41,345      125,254      143,447      103,307

  Weighted average shares
  outstanding - assuming
  dilution                  13,388,417   13,556,636   13,489,250   13,640,041

  Net income per share -
  basic                    $      0.02  $      0.02  $      0.06  $      0.07

  Net income per share -
  assuming dilution        $      0.02  $      0.02  $      0.06  $      0.07

The Company did not include warrants, equivalent to 520,000 and 346,667 shares of common stock, or options to purchase 684,000 and 465,333 shares of common stock for the three and nine months ended February 28, 1998, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to February 28, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

3.  MAJOR CUSTOMER

Approximately $6,277,000 and $5,934,000 or 44% and 53% of all revenue for the nine months ended February 28, 1998 and 1997, respectively, and $3,820,000 and $4,519,000 or 44% and 61% of the balance of accounts receivable at February 28, 1998 and May 31, 1997, respectively, related to one customer who is a stockholder and related party of the Company, Retirement Care Associates, Inc. ("RCA").

RCA has announced that it has entered into a Merger Agreement (Merger) with Sun Healthcare Group, Inc. (Sun) pursuant to which RCA would be merged into a subsidiary of Sun. Sun currently has a subsidiary which provides rehabilitation services similar to those services offered by the Company. Effective January 1, 1998, the Company began working with Sun to transition the RCA facilities that were serviced by IHR to Sun. The transition period was completed in February 1998. As a result, the Company had no Contracts for Therapy Program Services with facilities either owned, operated or managed by RCA at February 28, 1998 compared with 31 at February 28, 1997. RCA continues to make payments on its accounts receivable balance and upon the completion of the Merger, Sun has agreed to continue to pay IHR the outstanding accounts receivable balance in accordance with the terms of the governing contracts.

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

RCA continued to be a major customer of the Company through December 31, 1997. A delay in continued regular payments of accounts receivable from RCA, for any reason, could have a significantly unfavorable effect on the Company's cash flow from operations. As of March 27, 1998, approximately $2,225,000 or 36% of the balance in accounts receivable related to RCA. The Company continues to increase the number of contracts it has with long-term care facilities operated by entities other than RCA in an effort to offset the loss of the RCA service contract revenues.

4.  SHORT-TERM BORROWINGS

The Company's revolving line of credit came due on January 2, 1998. The Company negotiated an extension to April 2, 1998. Subsequent to the third quarter ended February 28, 1998, the Company negotiated an extension of the existing line of credit to July 31, 1998. The credit line provides for maximum borrowings of $4,500,000 subject to a borrowing base formula. Borrowings bear interest at the prime rate plus .5% payable monthly. Borrowings as of February 28, 1998 and May 31, 1997 were $4,453,800 and $3,525,000, respectively. The amount available under the borrowing base formula at May 31, 1997 was $361,000. The interest rate at February 28, 1998 and May 31, 1997 was 8.75%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

QUARTERS ENDED FEBRUARY 28, 1998 AND 1997

The Company generated $4,361,000 in gross revenue for the quarter ended February 28, 1998 compared with $4,131,000 for the same period in fiscal 1997. Although the Company transitioned all of its RCA contracts to Sun (see Footnote 3 of the financial statements for a detailed discussion) the Company increased the number of non RCA contracts it services. This resulted in a net increase in gross revenue for the quarter ended February 28, 1998 as compared to the same period in the prior fiscal year.

Operating expenses as a percentage of revenue for the quarter ended February 28, 1998 were 71.2%. This compares to 72.1% for the same period in fiscal 1997. The decrease is primarily attributable to a reduction in the number of contract therapists utilized.

Selling, general and administrative expenses for the quarter ended February 28, 1998 were 17.9% of revenue as compared to 14.2% for the same period in fiscal 1997. The increase in the current period is primarily attributable to increased expenses in the areas of professional services and personnel recruiting.

NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

The Company generated $14,377,000 in gross revenue for the nine months ended February 28, 1998 compared with $11,162,000 for the nine months ended February 28, 1997. The increase is due to the addition of new service contracts and acquisitions made during the past year.

Operating expenses as a percentage of revenue for the nine months ended February 28, 1998 were 72.9%. This compares with 71.2% for the nine months ended February 28, 1997. The increase is attributed to increases in the number of personnel and wages and benefits costs.

Selling, general and administrative expenses for the nine months ended February 28, 1998 were 15.3% of revenue as compared to 14.4% in the nine months ended February 28, 1997. The increase is primarily attributable to increased expenses in the areas of professional services and personnel recruiting.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1998, the Company had working capital of $3,232,000 as compared to working capital of $2,550,000 at May 31, 1997. The increase was primarily due to an increase in trade receivables which was the result of an increase in the number of high volume contracts being serviced. As of February 28, 1998, the Company had 75 contracts to provide rehabilitation, respiratory and/or psyche/social services compared with 82 contracts at May 31, 1997.

Net cash used in operating activities was $177,000 for the nine months ended February 28, 1998. This compares with $1,688,000 for the same period in the prior year. The decrease was primarily due to an increase in the turnover of the Company's accounts receivable. Accounts receivable were collected more quickly on average during the current period.

Net cash applied toward investing activities for the nine months ended February 28, 1998 was $237,000. This compares with $370,000 for the same period in the prior year. The decrease was primarily due to the acquisition of two minor subsidiaries during the nine months ended February 28, 1997. There were no such acquisitions in the same period of the current year.

The Company had $855,000 provided by financing activities. This compares with $2,058,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in net short-term borrowings which was made possible by accelerating receivable collectibles.

Except as described herein, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity. As discussed in Footnote 4 to the financial statements, the Company's revolving line of credit was extended to July 31, 1998.

REIMBURSEMENT/GOVERNMENT RELATIONS

On January 30, 1998 the Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, issued specific salary equivalency reimbursement guidelines for long-term care contract rehabilitation occupational therapy and speech-language pathology services and revisions to the existing guidelines for physical therapy services. The rules specify that effective April 1, 1998, occupational therapy and speech-language pathology services guidelines become effective and physical therapy guidelines will be increased in consideration of the substantial increases in salary and services standard since these guidelines were last revised.

Until such salary equivalency guidelines are effective, contract rehabilitation for occupational therapy and speech-language pathology services will continue to be evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard.

The Balanced Budget Act of 1997 (the "Act") enacted in August 1997, made several changes in the way Medicare will reimburse nursing homes and other providers for their services. Commencing July 1, 1998, these changes will take effect for nursing homes at different times throughout calendar years 1998 and 1999, depending on the starting date for each facility's cost reporting year. By the middle of 1999, the Act mandates that each facility be reimbursed, in part, under a comprehensive prospective payment system, which will include payment for therapy services in a single all-inclusive per diem payment. Therapy services not covered by the prospective payment system will be covered by a fee schedule with total charges being subject to an annual cap.

The Act also mandates changes to the payment structure for services provided through certified rehabilitation agencies. Implementation of these changes stretches over the next 18 months. As with nursing homes, rehabilitation agencies will change from the current cost-based system to a system based on a fee schedule with an annual cap.

It cannot be predicted at this time what effect the changes that salary equivalency and the Act will have on the demand for therapy services. Management is taking steps which it believes will help to mitigate any adverse economic impact of these changes. There can be no assurances, however, that these changes will not have a material adverse effect on the future operations of the Company.

CAUTIONARY STATEMENT

Except for historical information, matters discussed above, including but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired business and in developing and introducing new products and lines of business.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          On January 26, 1998, the Company held an Annual Meeting of Shareholders at which David V. Hall, Mark P. Clein, Robert J. Babine, Timothy
M. Graven and Chris Brogdon were elected to serve as Directors of the Company, and the appointment of Strothman & Company PSC as the Company's auditors was ratified. No other matters were presented for a vote at the meeting.

          The following sets forth the votes cast for and withheld in the election of the Directors. There were no abstentions or broker non-votes.

                 Nominee             For         Withheld
            -----------------     ----------     --------
            David V. Hall         11,502,910          0
            Mark P. Clein         11,499,910      3,000
            Robert J. Babine      11,502,910          0
            Timothy M. Graven     11,456,910     43,000
            Chris Brogdon         11,440,820     62,090

          The following sets forth the votes cast for, against or abstained and broker-non votes on the ratification of the appointment of Strothman & Company PSC as the Company's auditors.

                For       Against   Abstain    Broker Non-Votes
            ----------    -------   -------    ----------------
            11,434,210      3,000   65,700        0

Item 5.   Other Events.

          On March 30, 1998, the Company acquired all of the outstanding common stock of Gateway Rehabilitation, Inc. ("Gateway") in exchange for 43,000 shares of the Company's Common Stock in a private transaction. The acquisition was made pursuant to the terms of a Stock Purchase Agreement dated March 1, 1998, among the Company, Gateway and Gateway's shareholders. Gateway provides physical therapy, occupational therapy and rehabilitation program management under contracts with thirty long-term care facilities in Illinois and southwestern Indiana. During the year ended December 31, 1997, Gateway had approximately $2,760,000 in sales and had a net loss of approximately $17,000. At February 28, 1998, Gateway had approximately $978,000 in assets and $1,100,000 in liabilities.

          Under the terms of the Stock Purchase Agreement, the former shareholders have the right to require the Company to repurchase the shares of the Company's Common Stock received by them in the transaction for $5.00 per share during the 10 day period commencing May 31, 1999. As a result, the Company could be required to repurchase these shares for an aggregate of $215,000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.
          (b)  Reports on Form 8-K.   The Company filed a Current Report on
Form 8-K dated January 1, 1998 which reported information under Item 5.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IN-HOUSE REHAB CORPORATION

Dated: April 13, 1998               By:/s/ David V. Hall
                                        David V. Hall, President

                                    By:/s/ Robert J. Babine
                                        Robert J. Babine, Chief Financial
                                        Officer and Treasurer
                                10