Form 10KSB
period 1998-05-31
IN HOUSE REHAB CORP
filed 1998-08-31
CIK 1034042

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended:  May 31, 1998

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

As of August 20, 1998, 13,391,072 Shares of the Registrant's No Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $14,951,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year:  $18,687,000.

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

     Effective September 1, 1996, the Company acquired all of the stock of Regal Health Care, Inc. ("RHC") for $1.00. RHC is a Clearwater, Florida based provider of behavioral health services to nursing homes and long-term care facilities in North Carolina. Upon acquisition, RHC had assets totaling approximately $30,000 and liabilities totaling approximately $70,000. This acquisition allowed the Company to add behavioral health services to the rehabilitation services it currently offers. Effective September 10, 1997, RHC changed its name to In-House Medical Resources, Inc.

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

     In July 1997, the Company entered into an agreement with an unrelated company whereby the Company would provide operational support while the partner company would provide the marketing support to sell the services offered by the Company. This new company was a limited liability company, Rehab Partners, L.L.C. ("RP") and IHR had an 85% interest in RP. Effective May 31, 1998, RP was dissolved.

     On September 30, 1997, the Company acquired the assets of Rehab & Therapy Center of Naples, Inc.("RTCN"), an operator of a comprehensive outpatient rehabilitation facility in southern Florida. This acquisition was made in exchange for $20,000 in cash and 2,857 shares of the Company's Common Stock. Effective December 12, 1997, IHR formed a new subsidiary, Doctors Rehab & Therapy, Inc. ("DRT") and transferred the assets acquired from RTCN to DRT.

     On March 30, 1998, the Company acquired all of the outstanding common stock of Gateway Rehabilitation, Inc. ("Gateway") in exchange for 43,000 shares of the Company's Common Stock in a private transaction. The acquisition was made pursuant to the terms of a Stock Purchase Agreement dated March 1, 1998, among the Company, Gateway and Gateway's shareholders. Gateway provides physical therapy, occupational therapy and rehabilitation program management under contracts with thirty long-term care facilities in Illinois and southwestern Indiana. During the year ended December 31, 1997, Gateway had approximately $2,760,000 in sales and had a net loss of approximately $17,000. At February 28, 1998, Gateway had approximately $883,000 in assets and $1,137,000 in liabilities.

     Under the terms of the Stock Purchase Agreement, the former shareholders of Gateway have the right to require the Company to repurchase the shares of the Company's Common Stock received by them in the transaction for $5.00 per share during the 10 day period commencing May 31, 1999. As a result, the Company could be required to repurchase these shares for an aggregate of $215,000.

     On June 3, 1997, the Company formed Perennial Health Management, Inc. ("PHM") as a wholly-owned subsidiary for the purpose of acquiring, operating and managing nursing home properties. As of August 1998, PHM has had only very limited activities relating to the review of potential nursing home acquisitions.

     All references to the "Company" herein refers to the Company and its subsidiaries, unless the context otherwise requires.

CONTRACT THERAPY SERVICES

     The Company primarily provides rehabilitation services to nursing facilities on a contract basis. These include physical therapy, occupational therapy, speech-language pathology, respiratory therapy and behavioral health services. Physical therapy effects muscular and neural responses in an effort to improve patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders. Respiratory therapy is the evaluation and treatment of breathing disorders. Behavioral health services is the evaluation and treatment of patients suffering from psychological and emotional disorders.

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

SERVICE AGREEMENTS

     The Company enters into Contracts for Therapy Program Services with operators of long-term care facilities. The Company provides rehabilitation services to the facilities' patients based upon medical necessity, professional recruiting, rehabilitation management, information technology and support to the facilities for obtaining reimbursement from third-party payors. The Company's services include:

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

     (7) Providing information systems that track clinical and financial outcomes, graphical trend reports for admission and discharge sources, minute utilization for PPS patients (including RUGS categories minimum minutes, minutes used, and number of disciplines participating in treatment).

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

PROPOSED NURSING HOME OPERATIONS

     In June 1998, the Company announced that it had formed a new subsidiary to explore possible acquisition and nursing home management opportunities which may arise as a result of the new Medicare reimbursement-billing system which is expected to have a significant effect on nursing home operators. Management anticipates that some operators may be unable to adapt to the new system and that acquisition and management opportunities may arise.

     Certain members of the Company's management have experience in managing and operating nursing homes. In addition, the Company has experience in working with nursing home operators in providing therapy services to their patients.

     The Company may acquire, through purchase or lease, long-term care facilities that provide both routine and ancillary services. Routine services such as room and board and basic nursing care services are provided in skilled long-term care facilities and assisted living/independent living facilities. Certain long-term care facilities may also provide specialty services such as HIV care, Alzheimer's disease units, wound care, subacute care, and stroke and accident rehabilitation. It is anticipated that any facilities acquired will derive most of their revenues from Medicaid and Medicare.

     The Company may also agree to manage facilities for nursing home operators. Such services would be performed under contracts which provide for a fixed fee or a percentage of revenue as compensation for the management services provided.

     In evaluating an existing facility for acquisition, management will consider the facility's historical occupancy rates and payor mix, reputation and compliance history, physical condition and appearance, labor for stability, the availability of financing on acceptable terms and, in the case of assisted/independent living facilities, the demographics of the surrounding area. There can be no assurance that the Company will locate any suitable acquisitions or management opportunities.

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

     Any long-term care facilities operated or managed by the Company will compete on a local and regional basis with other long-term care providers. Some providers have greater financial resources than the Company and may operate on a nonprofit basis or as charitable organizations. The Company believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled.

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

     The Health Care Financing Administration ("HCFA"), the federal agency responsible for the rates covering Medicare and Medicaid, issued specific guidelines for the reimbursement of physical therapy, occupational therapy and speech therapy which took affect on April 10, 1998. The rates are based upon salary equivalency and they are not expected to have a significant adverse impact on future results.

     The Congress has passed, and the President has signed health care reform in the Balanced Budget Act of 1997. This legislation is intended to slow the annual rate of growth of Medicare and Medicaid expenditures. The legislation includes a prospective payment system for all Medicare services provided in a skilled nursing facility, including medical rehabilitation services. The skilled nursing facility will receive a fixed reimbursement rate per patient day, based upon a patient acuity rating system, which includes an added-on amount for rehab services. The effective date of prospective payment for skilled nursing facilities is on or after July 1, 1998. The new legislation also provides for a $1,500 cap on outpatient therapy charges. Currently, there is legislation pending to delay the implementation of the $1,500 cap.

     Any nursing homes which the Company may acquire or manage are expected to rely on the Medicare and Medicaid programs for a substantial portion of their revenues. These revenues would be subject to the new prospective payment system ("PPS") for Medicare contained in the Balance Budget Act of 1997. For nursing homes that participated in the Medicare program prior to October 1995, the Medicare PPS rates will be phased in over a four year period. During the first three years, the rates will be established by a blend of facility-specific costs and a federally determined acuity level rate. The portion of the rate affected by acuity level will increase from 25% in year one to 75% by year three. In year four, the entire PPS rate will be based on federal determined acuity levels. Nursing homes that were not in the Medicare program prior to October 1995 will go directly to the federally determined acuity level rate.

GOVERNMENT REGULATION

     The Federal Government and all states in which the Company does business regulate various aspects of the Company's operations. In particular, the operation of long-term facilities and the provision of healthcare services are subject to federal, state and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention and compliance with building codes. Long-term care facilities are also subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law and certification under the Medicare and Medicaid programs. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's growth and could prevent it from offering its existing or additional services.

     Medicare certification is a critical factor for contributing to the revenues and profitability of a long-term care facility and, accordingly, will be a key objective of the Company's facility enhancement efforts with respect to any facilities which the Company may acquire. Medicare certification depends on a favorable facility review by the Health Standards and Quality Bureau of the Health Care Financing Administration ("HCFA"). Any suspension or delay in the administration of HCFA's survey and certification program, as had been proposed by HCFA in 1995, could delay Medicare certification of any new facilities acquired by the Company which are not already certified. There can be no assurance that the Company will be able to obtain or maintain Medicare certifications at its facilities.

     Various federal and state laws regulate relationships of healthcare services, including employment or service contracts or investment relationships. The Medicare and Medicaid provisions of the Social Security Act prohibit the payment or receipt of any remuneration by anyone in return for, or to induce the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid funds. The so-called "Stark" amendments of the Social Security Act provide, with certain exceptions, that if a physician has a "financial interest" in an entity (which may consist of either an ownership interest or a compensation arrangement), the physician is prohibited from making a referral to the entity for the provision of certain "designated health services" for which payment may be made by Medicare or Medicaid. A violation of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare or Medicaid programs.

     The Company does not believe its healthcare operations are presently subject to the Medicare and Medicaid anti-kickback and Stark provisions of the Social Security Act. However, these provisions are broadly worded and often vague, and the future interpretations of these provisions and their applicability to the Company's operations cannot be fully predicated with certainty. There can be no assurance that the Company will be able to arrange its acquisitions or business relationships so as to comply with these laws or that of the Company's present or future operations will not be accused of violating, or be determined to have violated, such provisions. Any such result could have a material adverse effect on the Company.

     Furthermore, healthcare is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of reimbursement from governmental and other payors. The Company's operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. The Company at all times attempts to comply with all applicable laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition. Also, there can be no assurance that federal, state or local laws or regulatory procedures which might adversely affect the Company's business, financial condition, results of operations or prospects will not be expanded or imposed.

     Most states have adopted certificate of need ("CON") or similar laws that generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain new services and capital expenditures or other changes. To the extent that CON or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

     Additionally, business corporations such as the Company are generally not permitted under state law or practice medicine, exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee splitting, with physicians. While the Company intends to structure its relationships with physicians to comply with these laws, there can be no assurance that regulatory authorities or other parties will not assert that the Company's relationship with physicians violates these laws.

     There have been a number of recent healthcare reform initiatives at the federal and state levels. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future healthcare reform proposals may have on the healthcare industry. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

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

EMPLOYEES

     As of August 17, 1998, the Company had approximately 520 employees of which 184 are full-time. The Company's employees are not represented by any labor union. Management believes that its relationships with employees are favorable.

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

                                                     BID
                                               ---------------
    YEAR ENDED MAY 31, 1998                    HIGH        LOW
    -----------------------                    ----       -----
    First Quarter                              $3.50      $2.25
    Second Quarter                              2.25       0.81
    Third Quarter                               1.25       0.88
    Fourth Quarter                              2.63       1.03


    YEAR ENDED MAY 31, 1997
    -----------------------
    First Quarter                              $2.25      $1.75
    Second Quarter                              2.25       2.25
    Third Quarter                               2.25       2.00
    Fourth Quarter                              4.25       2.00

     As of August 12, 1998, there were approximately 303 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are more than 500 beneficial owners of the Company's Common Stock.

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

     During the quarter ended May 31, 1998, the Company issued securities in private transactions as follows:

     The Company issued 43,000 shares of its Common Stock to three persons in a private transaction in connection with the Company's acquisition of Gateway Rehabilitation, Inc. on March 30, 1998. With respect to this transaction, the Company relied on Section 4(2) of the Securities Act of 1933, as amended.
Each investor was given complete information concerning the Company. Each investor represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired business and in developing and introducing new lines of business.

OVERALL SUMMARY

     The following discusses the results of operations for the fiscal years ended 1998 and 1997. The results of operations for fiscal 1997 and 1996 have been reclassified to conform to the fiscal 1997 presentation.

FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

     Net revenues for the year ended May 31, 1998 increased from the prior year by $3,059,000 or 20% to $18,687,000. Although the Company transitioned all of its RCA contracts to Sun (see "LIQUIDITY AND CAPITAL RESOURCES" for a detailed discussion) the Company increased the number of non-RCA contracts it services. This, in conjunction with acquisitions made during the year, resulted in an increase in net revenue for the year ended May 31, 1998, as compared to May 31, 1997.

     Cost of services as a percentage of revenue for the year ended May 31, 1998, were 57%. This compares with 58% in the prior year. The decrease is attributable to the Company decreasing the amount of contract therapists utilized during fiscal 1998 as compared to fiscal 1997.

     Selling, general and administrative expenses as a percentage of revenue for the year ended May 31, 1998, were 28% as compared to 27% in the prior year. The increase is primarily attributable to increases in the number of personnel and wages and benefit costs.

     The provision for loss on accounts receivable increased to 4.8% of revenues for the year ended May 31, 1998, as compared to less than 1% in the prior year. This increase is primarily attributable to specific accounts receivable for services rendered in fiscal 1998 to one non-related customer of which management believes up to $775,000 may be uncollectible.

     Interest expense for the year ended May 31, 1998, was $370,000 versus $148,000 in the prior year. The increase resulted from increased borrowings on the credit line in order to finance the Company's increase in accounts receivable during fiscal 1998.

     The income tax provision for the year ended May 31, 1998, increased slightly to 40.6% from 39.8% for the year ended May 31, 1997.

     The Company's net income as a percentage of revenue was 3.3% for the fiscal year ended May 31, 1998 as compared to 7.0% for the fiscal year ended

May 31, 1997. The decrease is primarily attributable to an increase in the provision for losses on accounts receivable as discussed above.

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     The Company generated $15,628,000 in net revenue for the fiscal year ended May 31, 1997 compared with $6,623,000 in the prior year. The increase was due to both the addition of new service contracts and acquisitions made during the year. A very small portion of the change resulted from rate adjustments.

     Cost of services as a percentage of revenue for the year ended May 31, 1997 were 58%. This compares with 49% in the prior year. The increase is attributed to the addition of clinical specialists hired to improve the quality of service.

     Selling, general and administrative expenses for the year ended May 31, 1997 were 27% of revenue compared to 37% in the prior year. The improvement resulted from increasing revenue at a faster rate than the associated overhead.

     Interest expense for the year ended May 31, 1997 was $148,000 versus $66,000 in the prior year. The increase resulted from expanding the credit line in order to finance the Company's increase in accounts receivable reflecting the Company's growth.

     The income tax provisions for the year ended May 31, 1997 and 1996 were 39.8% and 38.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1998, the Company had working capital of $2,616,000 as compared to $2,530,000 at May 31, 1997. The increase was primarily due to an increase in trade receivables which was the result of an increase in the number of contracts being serviced. As of May 31, 1998, the Company had 97 contracts to provide services compared to 82 contracts on May 31, 1997.

     Net cash provided by operating activities totaled $878,000 for the year ended May 31, 1998, as compared to $2,480,000 of net cash used in operating activities in the prior year. The increase is primarily attributable to better collection of accounts receivable and an increase in the allowance for doubtful accounts in fiscal 1998.

     The Company used $277,000 toward investing activities during the year ended May 31, 1998, compared with $437,000 in the prior year. The decrease is primarily attributable to a decrease in the amount of cash expended on acquisitions during fiscal 1998 as compared to fiscal 1997.

     Net cash used in financing activities for the year ended May 31, 1998, was $243,000 as compared to $2,917,000 of net cash provided by financial activities for the prior year. The decrease was primarily due to a decrease in the use of short-term borrowings under the Company's credit line.

     As of May 31, 1997, the Company had working capital of $2,530,000 as compared to working capital of $1,712,000 at May 31, 1996. The increase was primarily due to an increase in trade receivables which were the result of an increase in the number of contracts being serviced. As of May 31, 1997, the Company had 82 contracts to provide rehabilitation, respiratory and/or behavioral health services compared with 66 contracts on May 31, 1996.

     Net cash used in operating activities totaled $2,480,000 for the year ended May 31, 1997. This compares with $1,262,000 for the prior year. The increase was primarily due to an increase in accounts receivable caused by higher service revenue. The change was partially offset by an increase in net income.

     The Company used $437,000 toward investing activities during the year ended May 31, 1997, compared with $573,000 in the prior year. The increase resulted from the addition of equipment and two minor acquisitions: RT Group, Inc. (a respiratory therapy company) and the purchase of nine Arkansas facility contracts. Other than the potential acquisition of new companies, the Company does not anticipate any other significant investing activities.

     Net cash provided by financing activities for the year ended May 31, 1997 was $2,917,000 compared with $1,732,000 for the prior year. The increase was almost entirely due to the use of short-term borrowing under the Company's credit line. The need for financing is a normal result of the Company's growth, and the Company's management expects it to continue.

     On August 28, 1998, the Company's existing line of credit was replaced by a line of credit agreement at another lending institution. The new agreement provides for total borrowings up to $5,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the LIBO rate plus 3.25%, payable monthly.

     The Company's Gateway Rehabilitation, Inc. ("Gateway") subsidiary also has a revolving line of credit agreement with a bank which provides for total borrowings of $1,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the prime rate, plus .25%, payable monthly. This line of credit is collateralized by the accounts receivable of Gateway. Total borrowings under this agreement were $784,878 at May 31, 1998.

     Management believes the new line of credit together with cash flows from operations are sufficient to meet the Company's current cash requirements. Business expansion may create a need for additional funding which the Company could attempt to raise through additional borrowing and/or an offering of debt securities. As of May 31, 1998 and 1997, the Company had a $4.5 million line of credit under which $3,422,000 and $3,525,000 had been borrowed, respectively.

     In February 1997, Retirement Care Associates, Inc. ("RCA"), a major customer and stockholder in the Company, announced that it had entered into a merger agreement with Sun Healthcare Group ("Sun"). This merger was consummated on June 30, 1998. RCA continued to be a major customer of the Company through December 31, 1997. As of May 31, 1998, approximately $1,321,000 or 17% of the balance in accounts receivable related to RCA. RCA and subsequently Sun continued to make payments on the account and as of August 27, 1998, had paid the accounts receivable balance in full. The Company continues to increase the number of contracts it has with long-term care facilities operated by entities other than RCA in an effort to offset the loss of the RCA service contract revenues.

YEAR 2000 COMPLIANCE

     The Company is continually assessing the effects of Year 2000 software issues on its present information technology structure. As of August 31, 1998, the assessment, including a determination of the exposure of the Company's business processes to these issues and the need for and estimated costs associated with any necessary conversions, had not been completed.

NEW ACCOUNTING STANDARDS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation," which encourages, but does not require, companies to measure the compensation cost of stock-based compensation plans at the grant date based on the fair value of the stock-based award. Companies may continue accounting for stock-based compensation under APB Opinion 25, "Accounting for Stock Issued to Employees," provided the Company discloses the pro forma effects on net income and earnings per share had the new accounting requirements been applied. This statement was effective for the Company's fiscal year ending May 31, 1997 annual financial statements. The Company continues to account for stock-based compensation awards under the provisions of APB 25.

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended May 31, 1998 including interim periods. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. Diluted earnings per share approximates earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock options, basic earnings per share will be higher than diluted earnings per share.

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

     The Company authorized C&L to respond fully to the inquiries of the Company's successor independent accountants.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

     NAME               AGE        POSITIONS AND OFFICES HELD
     ----               ---        --------------------------
David V. Hall           56         President and a Director

Robert J. Babine        54         Chief Financial Officer, Treasurer
                                   and a Director

Timothy M. Graven       48         Director

Bert L. Blieden         64         Director

Rebecca H. Krueger      43         Chief Operations Officer

Michael J. Kitchen      32         Vice President, Secretary and
                                   General Counsel

Nicole D. Perry         34         Vice President of Finance

     There is no family relationship between any Director or Executive Officer of the Company.

     Effective in August 1997, the Company established a compensation committee and an audit committee. The members of both of these committees are Timothy M. Graven and Bert L. Blieden. The Company has no nominating committee.

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

     BERT L. BLIEDEN - DIRECTOR. Mr. Blieden has been a Director of the Company since July 1998. He is President of the Kaden Companies, a position he has held since that company was formed in 1983. The Kaden Companies are engaged in commercial real estate development with projects primarily in the Midwest. Prior to the formation of the Kaden Companies, Mr. Blieden owned and developed commercial and residential real estate for over twenty years through his company, Bert L. Blieden Company Realtors. Mr. Blieden attended the University of Louisville and the University of Louisville School of Law.

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

     NICOLE D. PERRY - VICE PRESIDENT OF FINANCE. Ms. Perry has been Vice President of Finance of the Company since June 1997. From February 1994 to June 1997, she was a Manager for Coopers & Lybrand L.L.P. in Louisville, Kentucky, where she managed audit engagements for a number of companies. From March 1993 to February 1994, Ms. Perry was Controller for Atelier International and Assistant Controller for Vecta, which are subsidiaries of Steelcase, Inc. in Grand Prairie, Texas. From October 1990 to March 1993, she was a Senior Accountant with Price Waterhouse L.L.P. in Dallas, Texas, where she was responsible for planning, performing and supervising financial audits. From October 1987 to October 1990, she was a Senior Accountant with Deloitte & Touche, L.L.P. in Dallas, Texas, where she also planned, performed and supervised financial audits of various private and public entities. Ms. Perry received an AA Degree in Liberal Arts from Bakersfield (California) College in 1984, and a BBA Degree in Accounting from the University of Oklahoma in 1987. She became licensed as a Certified Public Accountant in 1989.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Nicole D. Perry and Bert L. Blieden each filed Form 3's late and Rebecca H. Krueger filed one Form 4 reporting one transaction late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other Executive Officer who received total salary and bonus in excess of $100,000 for the fiscal years ended May 31, 1998, 1997 and 1996:

                                  SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                                                       ---------------------------
                                                            AWARDS         PAYOUTS
                                                       ------------------  -------
                           ANNUAL COMPENSATION                   SECURI-
                     --------------------------------            TIES UN-
                                              OTHER    RE-       DERLYING          ALL
                                              ANNUAL   STRICTED  OPTIONS/          OTHER
NAME AND PRINCIPAL                            COMPEN-  STOCK     SARs      LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS     SATION   AWARD(S)  (NUMBER)  PAYOUTS SATION
------------------  ----  -------  --------  -------  --------  --------  ------- ------
David V. Hall,      1998  $206,538  $  4,783  $15,617    -0-     100,000     -0-  $10,320
 President                                    <FN1>                               <FN2>
                    1997  $192,308  $ 28,803  $11,271    -0-     200,000     -0-  $12,215
                                              <FN3>                               <FN2>
                    1996  $ 69,200  $100,522  $14,654    -0-       -0-       -0-  $ 3,881
                                              <FN4>                               <FN2>

Robert J. Babine,   1998  $123,923  $   -     $14,062    -0-       -0-       -0-  $ 1,774
 Chief Financial                              <FN5>                               <FN6>
 Officer            1997  $110,000  $ 15,568  $ 8,347    -0-       -0-       -0-  $ 1,515
                                              <FN7>                               <FN6>

Rebecca H. Krueger, 1998  $108,533  $ 12,500  $ 7,300    -0-      37,500     -0-  $  -
 Chief Operating                              <FN8>
 Officer
------------------

<FN1>
Represents $5,383 paid for medical insurance benefits above those provided to other full-time employees of the Company and $10,234 paid for expenses of an automobile provided for Mr. Hall's use.
<FN2>
Represents the premium paid for a term life insurance policy provided for Mr. Hall's benefit.
<FN3>
Represents $11,271 paid for expenses of an automobile provided for Mr. Hall's use.
<FN4>
Represents $4,974 paid for medical insurance benefits above those provided to other full-time employees of the Company, and $9,680 paid for expenses of an automobile provided for Mr. Hall's use.
<FN5>
Represents $10,600 paid to Mr. Babine for the use of an automobile and $3,462 paid for medical insurance benefits above those provided and other full time employees of the Company.
<FN6>
Represents the premium paid for a term life insurance policy provided for Mr. Babine's benefit.
<FN7>
Represents compensation paid to Mr. Babine for the use of an automobile.
<FN8>
Represents an automobile allowance paid to Ms. Krueger.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options made to each of the Executive Officers named above during the fiscal year ended May 31, 1998:

                                          INDIVIDUAL GRANTS
                   ----------------------------------------------------------
                   NUMBER OF     PERCENT OF TOTAL
                   SECURITIES      OPTIONS/SARs
                   UNDERLYING       GRANTED TO       EXERCISE
                   OPTION/SARs     EMPLOYEES IN      OR BASE      EXPIRATION
                   GRANTED (#)     FISCAL YEAR     PRICE ($/SH)      DATE
                   -----------   ----------------  ------------   ----------
David V. Hall       100,000            18.3%        $1.20313       11/17/00
Robert J. Babine      -0-                --             --            --
Rebecca H. Krueger   12,500             2.3%         2.875          8/27/00
Rebecca H. Krueger   25,000             4.6%         1.21875        3/24/01

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES

                                            SECURITIES       VALUE OF
                                            UNDERLYING       EXERCISED
                                            UNEXERCISED     IN-THE-MONEY
                     SHARES                 OPTION/SARs     OPTION/SARs
                   ACQUIRED ON               AT FY-END       AT FY-END
                    EXERCISE                EXERCISABLE/    EXERCISABLE/
                    (NUMBER)     REALIZED   UNEXERCISABLE   UNEXERCISABLE
                   -----------   --------   -------------   -------------
David V. Hall         -0-          -0-      100,000 / 0     $129,867 / 0
Robert J. Babine      -0-          -0-            0 / 0            0 / 0
Rebecca H. Krueger    -0-          -0-       37,500 / 0       32,031 / 0

     Effective February 1, 1998, the Company entered into new three year employment agreements with David V. Hall, President of the Company, and Robert
J. Babine, Chief Financial Officer and Treasurer of the Company. Each agreement is for a term of three years, but is automatically renewed for a three year term on a monthly basis. The Employment Agreements provide that each will devote a substantial portion of their time to the Company, and that Mr. Hall will receive a base salary of $220,000 per year and Mr. Babine will receive a base salary of $132,000 per year. Mr. Hall and Mr. Babine will also receive bonuses at the discretion of the Board of Directors and the use of an automobile at a maximum cost of $12,000 per year for Mr. Hall and $11,700 per year for Mr. Babine. In addition, the employment agreements provide that the Company will pay for term life insurance policies in the amount of $2,000,000 for Mr. Hall and $500,000 for Mr. Babine. The proceeds of these policies will be payable to the respective estates of Mr. Hall and Mr. Babine.

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

     Effective February 1, 1998, the Company entered into a new employment agreement with Rebecca Krueger, who is Chief Operating Officer of the Company, pursuant to which Ms. Krueger agreed to devote a substantial portion of her time to the business of the Company. The initial term of the agreement is for one year, but is automatically renewed for one year on a monthly basis. Ms. Krueger's base salary is $117,200 per year, and her base salary will be increased each year by at least the increase in the cost of living index. She will also receive bonuses at the discretion of the Company and an automobile allowance of $675 per month. In the event that the Company terminates this employment agreement without cause or as a result of a change in control, the Company will be required to pay her base salary for twelve (12) months.

      Effective February 1, 1998, the Company entered into a new employment agreement with Michael J. Kitchen, who is Vice President, Secretary and General Counsel to the Company, pursuant to which Mr. Kitchen agreed to devote a substantial portion of his time to the business of the Company. The initial term of the agreement is for one year, is automatically renewed for one year on a monthly basis. Mr. Kitchen's base salary is $103,500 per year, and his base salary will be increased each year by at least the increase in the cost of living index. He will also receive bonuses at the discretion of the Company and an automobile allowance of $650 per month. In the event that the Company terminates this employment agreement without cause or as a result of a change in control, the Company will be required to pay his base salary for twelve (12) months.

     Effective February 1, 1998, the Company entered into a new employment agreement with Nicole Perry, who is Vice President of Finance to the Company, pursuant to which Ms. Perry agreed to devote a substantial portion of her time to the business of the Company. The initial term of the agreement is for one year. Ms. Perry's base salary is $80,000 per year, and her base salary will be increased each year by at least the increase in the cost of living index. She will also receive bonuses at the discretion of the Company and an automobile allowance of $600 per month. In the event that the Company terminates this employment agreement without cause or as a result of a change in control, the Company will be required to pay her base salary for six (6) months.

DIRECTOR COMPENSATION

     Effective in August 1997, outside Directors of the Company receive a fee of $500 per month and will receive stock options to purchase 2,500 shares of Common Stock each year for their services in such capacity. Directors are also reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company.

STOCK OPTION PLAN

     In October 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. As originally adopted, the total number of shares of Common Stock subject to options under the 1996 Plan was not to exceed 1,000,000, subject to adjustment in the event of certain recapitali-zations, reorganizations and similar transactions. The option price cannot be less than the fair market value of a share on the date the option is granted and it must be satisfied by the payment of cash.

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

     On November 17, 1997, the Company's Board of Directors granted options to purchase an aggregate of 100,000 and 20,000 shares of Common Stock at $1.20313 and $1.094 per share, respectively, to five employees under the 1996 Plan. These options vest immediately and expire three years after the date of grant. Included in these options are options granted to David V. Hall, an officer, to purchase 100,000 shares at $1.20313, and to Nicole D. Perry, an officer, to purchase 12,500 shares of Common Stock at $1.094 per share.

     Additionally, on November 17, 1997, the Company's Board of Directors granted non-qualified options to purchase 2,500 shares of Common Stock at $1.094 per share to each of Chris Brogdon, Mark Clein and Timothy M. Graven, Directors of the Company. These options vest immediately and expire three years after the date of grant.

     On December 1, 1997, the Company's Board of Directors granted non-qualified options to purchase an aggregate of 99,999 shares of Common Stock at $1.0934 per share, which was equal to the fair market value on the date of grant, to three consultants under the 1996 Plan. These options vest immediately and expire three years after the date of grant.

     On December 6, 1997, the Company's Board of Directors granted non-qualified options to purchase an aggregate of 75,000 shares of Common Stock at $1.3125 per share, which was equal to the fair market value on the date of grant, to three consultants under the 1996 Plan. These options vest immediately and expire three years after the date of grant.

     On December 22, 1997, the Company's Board of Directors granted options to an employee to purchase 10,000 shares of Common Stock at $1.3125 per share under the 1996 Plan. The options vest over a period of six months and expire three years from the date of grant.

     On March 24, 1998, the Company's Board of Directors granted options to purchase an aggregate of 170,500 shares of Common Stock at $1.21875 to 21 employees under the 1996 Plan. These options vest immediately and expire three years after the date of grant. Included in these options are options granted to Rebecca H. Krueger, Michael J. Kitchen, and Nicole D. Perry, officers of the Company, to purchase 25,000, 20,000 and 14,000 shares of Common Stock, respectively.

     On July 1, 1998, the Company's Board of Directors granted non-qualified options to an employee to purchase 160,000 shares of Common Stock at $2.50 per share under the 1996 Plan. The options vest over a period of one year and expire three years from the date of grant.

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

401(k) PLAN

     The Company maintains a 401(k) employee retirement and savings program (the "401(k) Plan") for its employees. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the Plan. The Company may in the future, with the approval of the Board of Directors, make matching contributions to participants in the 401(k) Plan. During the year ended May 31, 1998, the Company made contributions totaling $12,144 under the 401(k) Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 17, 1998, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                  AMOUNT OF BENEFICIAL           PERCENTAGE
NAME AND ADDRESS                       OWNERSHIP                  OF CLASS
----------------                  --------------------           ----------
David V. Hall                          3,648,225<FN1>              27.1%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Robert J. Babine                         795,463<FN2>               6.0%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Timothy M. Graven                          2,500<FN3>                --
168 Totem Road
Louisville, KY  40207

Bert L. Blieden                           13,000<FN4>               0.1%
3900 Glen Bluff Road
Louisville, KY  40222

Rebecca H. Krueger                       151,500<FN5>               1.1%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Michael J. Kitchen                        90,420<FN6>               0.7%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Nicole D. Perry                           51,500<FN7>               0.4%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Retirement Care Associates, Inc.       3,661,000<FN8>              27.4%
6000 Lake Forrest Drive, Suite 200
Atlanta, Georgia  30328

All Executive Officers and             4,752,608                   34.6%
Directors as a Group
(7 Persons)
_________________

<FN1>
Includes 3,538,225 shares held directly by Mr. Hall, 10,000 shares held by his wife as custodian for two minor children, and 100,000 shares underlying currently exercisable options held by Mr. Hall.
<FN2>
Includes 782,463 shares held directly by Mr. Babine and 13,000 shares held by a daughter.


<FN3>
Represents 2,500 shares underlying currently exercisable stock options held by Mr. Graven.
<FN4>
Includes 10,000 shares held directly by Mr. Blieden and 3,000 shares held by his wife.
<FN5>
Includes 4,000 shares held directly by Mrs. Krueger and 147,500 shares underlying currently exercisable stock options held by her.
<FN6>
Includes 5,420 shares held directly by Mr. Kitchen and 85,000 shares underlying currently exercisable stock options held by him.
<FN7>
Represents 51,500 shares underlying currently exercisable stock options held by Ms. Perry.
<FN8>
Retirement Care Associates, Inc. is now a wholly-owned subsidiary of Sun Healthcare Group, Inc, a publicly-held company.

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

     At May 31, 1997, the Company had contracts to provide physical, speech, occupational and behavioral health therapists to approximately 71 nursing homes of which 36 were either owned, operated or managed by Retirement Care Associates, Inc.("Retirement Care"), a principal shareholder of the Company. During the years ended May 31, 1998 and 1997, the Company billed approximately $6,411,000 and $8,932,000 in fees under these agreements, respectively. As of May 31, 1998 and 1997, there were approximately $1,287,000 and $4,513,000, respectively, in accounts receivable relating to such services outstanding.
As of August 27, 1998, all of the accounts receivable had been paid in full.

     In February 1997, Retirement Care announced that it had entered into a merger agreement with Sun Healthcare. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" for additional information concerning this matter.

     As of May 31, 1997, Retirement Care owed the Company approximately $58,600 in connection with its original purchase during the fiscal year ended May 31, 1995, of shares of stock of In-House Rehab, Inc. which shares were subsequently exchanged for shares of the Company's Common Stock. This stock subscription receivable was paid in full on September 9, 1997.

     At May 31, 1998, the Company had contracts to provide physical, speech and occupational therapists to approximately 69 nursing homes of which 5 are either owned, operated or managed by NewCare Health Corporation ("NC"). A former director of the Company is also a director and significant shareholder of NC. During the year ended May 31, 1998, the Company billed approximately $1,783,000 in fees under agreements with NC. As of May 31, 1998, there were approximately $990,000 in accounts receivable relating to such services outstanding.

     As of May 31, 1998 and 1997, David V. Hall, an Officer, Director and principal shareholder of the Company, owed the Company $84,000 and $18,000, respectively, for advances made to him. In addition, as of May 31, 1998 and 1997, Hallmark Communications, a company of which Mr. Hall is the majority owner, owed the Company $3,600 and $11,000, respectively, for advances made to it by the Company.

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

     On November 17, 1997, the Company's Board of Directors granted options to purchase 100,000 and 12,500 shares of Common Stock at $1.20313 and $1.094, respectively, to David V. Hall, President and CEO, and Nicole D. Perry, Vice President of Finance, respectively. The options vest immediately and expire three years after the date of grant.

     Additionally, on November 17, 1997, the Company's Board of Directors granted non-qualified options to purchase 2,500 shares of Common Stock at $1.094, each to Timothy M. Graven, Chris Brogdon, and Mark Clein, Directors. These options vest immediately and expire three years after the date of grant.

     On March 24, 1998, the Company's Board of Directors granted options to purchase 25,000, 20,000 and 14,000 shares of Common Stock at $1.21875 to Rebecca H. Krueger, Chief Operating Officer, Michael J. Kitchen, Vice President, General Counsel and Secretary, and Nicole D. Perry, Vice President of Finance, respectively. These options vest immediately and expire three years after the date of grant.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.  The following exhibits are filed as part of this Report:

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------
  3.1       Articles of Incorporation,      Incorporated by reference to
            as amended                      Exhibit 3.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

  3.2       Bylaws                          Incorporated by reference to
                                            Exhibit 3.2 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.1       1996 Stock Option Plan          Incorporated by reference to
                                            Exhibit 10.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.2       Employment Agreement with       Filed herewith electronically
            David V. Hall

 10.3       Employment Agreement with       Filed herewith electronically
            Robert J. Babine

 10.4       Lease Agreement on Office       Incorporated by reference to
            Space                           Exhibit 10.4 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.5       Contracts for Therapy           Incorporated by reference to
            Program Services with           Exhibit 10.5 to Registrant's
            Affiliates                      Form 10-KSB for the year ended
                                            May 31, 1997


 10.6       Credit Facility Agreement with  Incorporated by reference to
            Great Financial Bank and        Exhibit 10.7 to Registrant's
            related Security Agreement and  Form 10-KSB for the year ended
            Promissory Note                 May 31, 1997

 10.7       Loan and Security Agreement     To be filed by amendment
            with Daiwa Healthco-III LLC
            and related Promissory Note

 10.8       Employment Agreement with       Filed herewith electronically
            Rebecca Krueger

 10.9       Employment Agreement with       Filed herewith electronically
            Michael Kitchen

 10.10      Employment Agreement with       Filed herewith electronically
            Nicole Perry

 21         Subsidiaries of the             Filed herewith electronically
            Registrant

 23         Consent of Strothman &          Filed herewith electronically
            Company PSC

 27         Financial Data Schedule         Filed herewith electronically

    (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
In-House Rehab Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of In-House Rehab Corporation and Subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of In-House Rehab Corporation and Subsidiaries as of May 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


STROTHMAN & COMPANY PSC

/s/ Strothman & Company PSC

Louisville, Kentucky
August 31, 1998

IN-HOUSE REHAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 1998 and 1997

          ASSETS                                     1998          1997
                                                  ----------    ----------
Current assets:
 Cash                                             $  358,230    $        -
 Accounts receivable - trade, less allowance
  for doubtful accounts of $382,000
  and $75,000 in 1998 and 1997, respectively       5,206,978     2,736,132
 Accounts receivable - trade - related party       2,360,371     4,548,493
 Other current assets                                299,862        15,057
                                                  ----------    ----------
     Total current assets                          8,225,441     7,299,682

  Equipment, at cost                                 380,911       265,556
   Less accumulated depreciation                     107,455        48,660
                                                  ----------    ----------
                                                     273,456       216,896
  Intangible assets, net of accumulated
   amortization of $338,000 and $209,600
   in 1998 and 1997, respectively                    802,012       353,974
  Investment in subsidiary                           145,500             -
  Deferred tax asset                                 249,312       123,402
  Other assets                                        65,609         3,375
                                                  ----------    ----------
                                                  $9,761,330    $7,997,329
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                            $4,206,535    $3,542,102
 Notes payable                                       104,500             -
 Accounts payable                                    263,392       553,564
 Accrued expenses                                  1,005,207       532,215
 Checks issued in excess of cash on deposit                -       121,900
 Deferred tax liability                               29,921        19,630
                                                  ----------    ----------
     Total current liabilities                     5,609,555     4,769,411

Stockholders' equity:
 Preferred stock, $10 par value; 10,000,000
  shares authorized; no shares issued                      -             -
 Common stock, no par value; 20,000,000
  shares authorized; 13,390,072 and 13,344,215
  shares issued and outstanding at May 31, 1998
  and 1997, respectively                           2,136,584     1,886,584
 Subordinated convertible common stock,
  no par value; 1,200,000 shares authorized;
  no shares issued                                         -             -
 Common stock subscriptions receivable                     -       (58,577)
 Retained earnings                                 2,015,191     1,399,911
                                                  ----------    ----------
                                                   4,151,775     3,227,918
                                                  ----------    ----------
                                                  $9,761,330    $7,997,329

   See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended May 31, 1998 and 1997
                                                     1998          1997
                                                  -----------   -----------
Revenues:
 Contract services                                $10,493,002   $ 6,695,648
 Contract services - related party                  8,193,980     8,932,219
                                                  -----------   -----------
                                                   18,686,982    15,627,867
Cost of services:
 Salaries, wages and benefits                       8,693,421     6,565,118
 Contract therapists                                2,021,176     2,528,254
                                                  -----------   -----------
                                                   10,714,597     9,093,372
                                                  -----------   -----------

     Gross profit                                   7,972,385     6,534,495

Selling, general and administrative expenses        5,198,843     4,180,519
Rental expense                                        329,432       153,533
Provision for losses on accounts receivable           902,694        30,621
Depreciation                                           60,508        33,826
Amortization                                           74,725       163,175
                                                  -----------   -----------
     Income from operations                         1,406,183     1,972,821

Interest expense                                      370,032       148,344
                                                  -----------   -----------
     Income before income taxes                     1,036,151     1,824,477

Provision for income taxes                            420,871       727,045
                                                  -----------   -----------
     Net income                                   $   615,280   $ 1,097,432
                                                  ===========   ===========

Net income per common share - basic               $       .05   $       .08
                                                  ===========   ===========

Net income per common share - assuming dilution   $       .05   $       .08
                                                  ===========   ===========













See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended May 31, 1998 and 1997
                                                               Subordinated
                                                                Convertible
                      Preferred Stock      Common Stock         Common Stock
                       Shares Amount     Shares      Amount    Shares  Amount
                      ------- -------  ----------  ----------  ------  ------
Balances at
May 31, 1996                -       -  13,405,715  $1,700,585       -       -

Issuance of stock in
conjunction with the
Private Placement                         200,000     185,999

Stock received in
connection with
termination of
employee                                 (261,500)

Accrued interest

Net income
                      ------- -------  ----------  ----------  ------  ------
Balances at
May 31, 1997                -       -  13,344,215  $1,886,584       -       -
                      ------- -------  ----------  ----------  ------  ------

Issuance of stock in
conjunction with
acquisitions                               45,857     220,000

Issuance of stock
options for services
received                                               30,000

Accrued interest

Receipt of stock
subscription payments

Net income
                      ------- -------  ----------  ----------  ------  ------
Balances at
May 31, 1998                -       -  13,390,072  $2,136,584       -       -
                      ------- -------  ----------  ----------  ------  ------








See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended May 31, 1998 and 1997
(Continued)

                           Common Stock
                          Subscriptions    Retained
                            Receivable     Earnings      Total
                          -------------  ------------  ----------
Balances at
May 31, 1996                $(54,785)      $302,479    $1,948,279

Issuance of stock in
conjunction with the
Private Placement                                         185,999

Stock received in
connection with
termination of
employee

Accrued interest              (3,792)                      (3,792)

Net income                                 1,097,432    1,097,432
                            ---------     ----------   ----------
Balances at
May 31, 1997                $(58,577)      1,399,911    3,227,918
                            ---------     ----------   ----------
Issuance of stock in
conjunction with
acquisitions                                              220,000

Issuance of stock
options for services
received                                                   30,000

Accrued interest                (342)                        (342)

Receipt of stock
subscription payments         58,919                       58,919

Net income                                   615,280      615,280
                            ---------     ----------   ----------
Balances at
May 31, 1998                $       -     $2,015,191   $4,151,775
                            =========     ==========   ==========








See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 1998 and 1997

                                                     1998          1997
                                                  -----------   -----------
Cash flows from operating activities:
 Net income                                       $   615,280   $ 1,097,432
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation                                        60,508        33,826
   Amortization                                        74,725       163,175
   Provision for losses on accounts receivable        902,293        25,000
   Deferred income taxes                             (115,619)      (81,084)
   Stock option compensation charge                    30,000             -
   Change in assets and liabilities,
    net of effects from acquisitions:
     Accounts receivable                             (308,504)   (3,995,570)
     Interest receivable                                3,792        (3,792)
     Other current assets                            (288,597)        5,010
     Other assets                                     (90,307)     (130,002)
     Accounts payable                                (388,926)      239,007
     Accrued expenses                                 413,716       225,717
     Income taxes                                     (30,169)      (58,931)
                                                  -----------   -----------
       Net cash provided by (used in)
        operating activities                          878,192    (2,480,212)
                                                  -----------   -----------
Cash flows from investing activities:
 Purchase of equipment                               (111,064)     (187,200)
 Acquisition of businesses                            (20,000)     (250,000)
 Investment in subsidiary                            (145,500)            -
                                                  -----------   -----------
       Net cash used in investing activities         (276,564)     (437,200)
                                                  -----------   -----------
Cash flows from financing activities:
 Issuance of common stock                                   -       185,999
 Proceeds from stock subscriptions receivable          58,577             -
 Issuance of short-term borrowings                  3,200,257     6,633,770
 Repayments of short-term borrowings               (3,380,332)   (3,816,668)
 Checks issued in excess of cash on deposit          (121,900)      (85,689)
                                                  -----------   -----------
       Net cash (used in) provided by
        financing activities                         (243,398)    2,917,412
                                                  -----------   -----------
Net increase in cash and equivalents                  358,230             -

Cash, beginning of year                                     -             -
                                                  -----------   -----------
Cash, end of year                                 $   358,230             -
                                                  -----------   -----------




See accompanying notes to consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) for the years ended May 31, 1998 and 1997

                                                      1998         1997
                                                  -----------   -----------

Supplemental disclosures:
 Cash paid for interest                           $   329,221   $   129,522
                                                  -----------   -----------

 Cash paid for income taxes                       $   850,916   $   867,060
                                                  -----------   -----------

Supplemental schedule of noncash investing and financing activities:

  Assumption of short-term borrowings
  in connection with acquisitions                 $   725,456   $   144,228
                                                  -----------   -----------
  Issuance of common stock                        $   250,000   $         -
                                                  -----------   -----------

































See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

In-House Rehab Corporation (the Company), through its subsidiaries, is engaged in providing, on a contract basis, physical, speech, occupational, respiratory therapy and behavioral health services and management services to primarily long-term care providers.

2.  ACQUISITIONS

Effective September 1, 1996, the Company acquired all of the stock of Regal Health Care, Inc. (RHC) for $1.00. RHC is a Clearwater, Florida based provider of behavioral health services to nursing homes and long-term care facilities in North Carolina. Upon acquisition, RHC had assets totaling approximately $30,000 and liabilities totaling approximately $70,000. This new area of service is now being offered in addition to the core group of rehabilitation services offered by the Company. Effective September 10, 1997, RHC changed its name to In-House Medical Resources (IHMR).

Effective December 1, 1996, the Company acquired all of the stock of RT Group Inc. (RTG) in exchange for $150,000 in cash. RTG is an Indianapolis, Indiana based provider of respiratory care to nursing homes and long-term care facilities in Indiana. Upon acquisition, RTG had assets totaling approximately $75,000 and liabilities totaling approximately $49,000. The Company is now offering respiratory therapy services along with rehabilitation and behavioral health services in facilities under contract.

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

Effective December 12, 1997, IHR formed a new subsidiary, Doctors Rehab & Therapy, Inc. (DRT) and transferred the assets acquired from RTCN to DRT.

On March 30, 1998, the Company acquired all of the outstanding common stock of Gateway Rehabilitation, Inc. (GR) in exchange for 43,000 shares of the Company's Common Stock in a private transaction. The acquisition was made pursuant to the terms of a Stock Purchase Agreement dated March 1, 1998, among the Company, GR and GR's shareholders. GR provides physical therapy, occupational therapy and rehabilitation program management under contracts with thirty long-term care facilities in Illinois and southwestern Indiana. During the year ended December 31, 1997, GR had approximately $2,760,000 in sales and had a net loss of approximately $17,000. Under the terms of the Stock Purchase Agreement, the former shareholders of GR have the right to require the Company to repurchase the shares of the Company's Common Stock received by them in the transaction for $5.00 per share during the ten day period commencing May 31, 1999. As a result, the Company could be required to repurchase these shares for an aggregate of $215,000.

The following is a summary of the allocation of the purchase price for GR:

     Fair value of assets acquired (principally
      accounts receivable)                               $  883,080
     Liabilities assumed                                  1,137,206
                                                         ----------
        Excess of fair value of assets acquired             254,126

     Common Stock issued                                    215,000
                                                         ----------
        Total cost in excess of fair value of net
         assets acquired                                 $  469,126
                                                         ==========
On June 3, 1998, the Company formed Perennial Health Management, Inc. (PHM) as a wholly owned subsidiary for the purpose of acquiring, operating and managing nursing home properties. As of August 28, 1998, there has been very limited activity with PHM.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated 1998 financial statements include the accounts of the Company, its wholly owned subsidiary, In-House Rehab, Inc. (IHR), and IHR's wholly owned subsidiaries, IHMR, RTG, DRI, RTCN and GR. The consolidated 1997 financial statements include the accounts of the Company, its wholly-owned subsidiary, IHR, and IHR's wholly-owned subsidiaries, IHMR, RTG and DRI. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS: Certain amounts in the fiscal 1997 consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation.

CASH AND EQUIVALENTS: Cash and equivalents includes highly liquid investments with an original maturity of three months or less. The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. There were no outstanding but unpresented checks at May 31, 1998, and $121,900 at May 31, 1997.

DEPRECIATION: Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

EXCESS COST OF NET ASSETS ACQUIRED: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired, including the recognition of applicable deferred taxes, is amortized on a straight line basis over a period of up to 25 years. The Company performs an annual assessment of the recoverability of goodwill based on estimated future undiscounted cash flows and operating income.

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

RECENTLY ISSUED ACCOUNTING STANDARDS: The Company adopted SFAS No. 128, "Earnings Per Share" for the year ended May 31, 1998. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. Diluted earnings per share approximates earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock options, basic earnings per share are higher than diluted earnings per share.

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

4.  NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed, to the "basic" and "assuming dilution" methods. The Company had not previously presented fully diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, basic earnings per share represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and warrants. The calculation of the Company's earnings per share-assuming dilution closely resembles that used in prior calculations of primary earnings per share.

In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution.

                            For the Three Months          For the Year
                                Ended May 31,             Ended May 31,
                          ------------------------  ------------------------
                             1998         1997         1998         1997
                          -----------  -----------  -----------  -----------

Net income (loss)         $  (206,041) $   186,945  $   615,280  $ 1,097,432
                          ===========  ===========  ===========  ===========

Weighted average
 shares outstanding:
  Basic                   13,375,583   13,344,315   13,353,250   13,487,363
  Stock options and
   warrants                   149,500      415,941      144,961      181,466
                          -----------  -----------  -----------  -----------
  Assuming dilution        13,525,083   13,760,256   13,498,211   13,668,829
                          ===========  ===========  ===========  ===========

  Net income (loss)
   per share:
    Basic                 $     (0.01) $      0.02  $      0.05  $      0.08
                          ===========  ===========  ===========  ===========

    Assuming dilution     $     (0.01) $      0.02  $      0.05  $      0.08
                          ===========  ===========  ===========  ===========

The Company did not include warrants, equivalent to 520,000 and 390,000 shares of common stock, or options to purchase 677,500 and 518,375 shares of common stock for the three and twelve months ended May 31, 1998, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to May 31, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

5.  MAJOR CUSTOMER

Approximately $6,411,000 and $8,932,000 or 34% and 57% of all revenue for the years ended May 31, 1998 and 1997, respectively, and approximately $1,321,000 and $4,519,000 or 17% and 61% of the balance of accounts receivable at May 31, 1998 and 1997, respectively, related to one customer who is a stockholder and related party of the Company, Retirement Care Associates, Inc. (RCA).

Effective June 30, 1998, the stockholders of RCA and Sun Healthcare Group, Inc. (Sun) approved a Merger Agreement pursuant to which RCA was merged into a subsidiary of Sun, which provides rehabilitation services similar to those offered by the Company. During January and February 1998, the Company transitioned RCA facilities serviced by the Company to Sun. As a result, the Company had no contracts for therapy program service with RCA at May 31, 1998, as compared with 38 at May 31, 1997. RCA and Sun continued to make payments on its outstanding amount due to the Company and, as of August 27, 1998, had paid the accounts receivable balance in full.

6.  SHORT-TERM BORROWINGS

On October 29, 1996, the Company entered into a revolving line of credit agreement with a bank. The agreement initially provided for advances up to $2,500,000, subject to a borrowing base formula. On March 3, 1997, the agreement was amended to provide for total borrowings up to $4,500,000. Borrowings under this agreement bear interest at the prime rate plus .25%, payable monthly, based upon the Company's leverage ratio. The line of credit is collateralized by substantially all of the Company's assets except those held by GR, a subsidiary. Total borrowings under this agreement were $3,421,657 at May 31, 1998, and $3,525,000 at May 31, 1997.

On August 31, 1998, the $4,500,000 line of credit was replaced by a line of credit agreement at another lending institution. The new agreement provides for total borrowings up to $5,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the London Interbank Offering Rate (LIBOR) plus 3.25%, payable monthly. This new line of credit is collateralized by substantially all of the Company's assets except those held by GR. This agreement expires on August 31, 2001.

GR has a revolving line of credit agreement with a bank which provides for total borrowings of $1,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the prime rate, plus .25%, payable monthly. This line of credit is collateralized by the accounts receivable of GR. Total borrowings under this agreement were $784,878 at May 31, 1998.

7.  ACCRUED EXPENSES

Accrued expenses at May 31 consist of the following:

                                           1998         1997
                                        ----------    --------

Compensation and benefits               $  637,248    $446,336
Health insurance                           201,609           -
Accounting and legal                        45,528           -
Rents                                       15,458           -
Other                                      105,364      55,710
                                        ----------    --------
                                        $1,005,207    $502,046
                                        ==========    ========
8.  INCOME TAXES

The provision for income taxes on earnings at May 31 consists of the following:

                                           1998         1997
                                         ---------    ---------
Current payable:
  Federal                                $ 427,225    $643,541
  State                                    109,265     164,588
                                         ---------    --------
     Total currently payable               536,490     808,129

Deferred:
  Federal                                  (92,071)    (64,570)
  State                                    (23,548)    (16,514)
                                         ---------    --------
     Total deferred                       (115,619)    (81,084)
                                         ---------    --------
     Total provision                     $ 420,871    $727,045
                                         =========    ========

Deferred taxes are recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                       1998                    1997
                              ---------------------   ---------------------
                                Assets  Liabilities     Assets  Liabilities
                              --------- -----------   --------- -----------

Noncompete agreements         $ 92,317                $ 81,162
Allowance for doubtful
 accounts                      115,143                       -
Accrued vacation                30,515                  40,531
Depreciation                             $29,921                  $18,551
Amortization                    11,337                   1,709      1,079
                              --------   -------      --------    -------
     Total deferred taxes     $249,312   $29,921      $123,402    $19,630
                              ========   =======      ========    =======

Based on the Company's prior earnings and the sufficiency of income available to be utilized in the carryback years, it is more likely than not that the net deferred tax assets for 1998 and 1997 will be realized. Therefore, no valuation allowance has been established to reduce deferred tax assets for 1998 and 1997.

Reconciliation of the federal statutory rate and the effective income tax rate at May 31 follows:

                                            1998        1997
                                            -----       -----

Federal statutory rate                      34.0%       34.0%
State income taxes, net of federal
 income tax benefit                          4.5%        5.2%
Other                                        2.1%        0.6%
                                            ----        ----
     Effective income tax rate              40.6%       39.8%

9.  COMMITMENTS AND CONTINGENCIES

The Company rents office space, certain office equipment and vehicles under operating leases expiring at various dates through January 2003. These leases generally include one or more renewal options. Approximate future minimum rentals on all noncancelable operating leases in effect at May 31, 1998 are as follows:

                    1999       $262,000
                    2000        133,000
                    2001        106,000
                    2002         62,000
                    2003          1,000

Lease expense was approximately $327,000 and $107,000 for the years ended May 31, 1998 and 1997, respectively.

The Company is subject to litigation and claims in the ordinary course of business. Management believes none of these matters would have a material adverse effect on the financial condition or results of operations of the Company.

10.  COMMON STOCK AND STOCK WARRANTS

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

Investors who purchased at least eight units (each unit consists of 20,000 shares costing $25,000) also received warrants to purchase 20,000 shares of common stock for each unit purchased. The warrants are exercisable at $2.50 per share and will expire three years from the date of the Private Placement, March 12, 1999. In conjunction with the Private Placement 520,000 warrants have been issued of which 360,000 are still outstanding at August 28, 1998.

11.  STOCK OPTIONS

In October 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1996 Plan is not to exceed 1,000,000. The following summarizes the stock option award activity during the years ended May 31, 1998 and 1997:

                                                  Weighted
                              1996      Non-1996  Average
                              Plan      Plan      Exercise
                              Shares    Shares    Price
                              -------   --------  --------
Outstanding at May 31, 1996         -          -         -
  Granted                     320,000   439,000   $   1.84
  Exercised                         -        -          -
  Canceled                          -   (29,000)      1.75
                              -------   -------   --------
Outstanding at May 31, 1997   320,000   410,000   $   1.84
                              -------   -------   --------

  Granted                     545,999         -   $   1.42
  Exercised                         -        -          -
  Canceled                    (25,500)  (18,000)      2.66
                              -------   -------   --------
Outstanding at May 31, 1998   840,499   392,000   $   1.81
                              =======   =======   ========

These options are exercisable for a period of three to seven years from the date of grant. The options price equaled the market price of a share at the date the options were granted. As of May 31, 1998 and 1997, no options have been exercised and the weighted average remaining contractual life for the outstanding options is two years. There were 1,177,999 options which were exercisable at May 31, 1998, with a weighted average exercise price of $1.77. There were 679,500 options which were exercisable at May 31, 1997, with a weighted average exercise price of $2.11.

The Company's common stock has been quoted on the OTC Bulletin Board since December 1995 and the Company's Board of Directors have based their determination of the fair market value of the common stock on the closing bid quotations on the OTC Bulletin Board.

As permitted by SFAS No. 123, the Company follows the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock option grants. Under APB 25, the Company recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming an expected term ranging from one and one-half years to two and one-half years, a risk-free interest rate ranging from 5.60% - 6.08%, stock price volatility of 32.85% and no expected dividends. The expected turnover was not considered as forfeitures will be considered in future calculations as they occur.

The weighted average fair value of options was $.30 and $.42 as of May 31, 1998 and 1997, respectively.

If compensation cost had been determined based on the fair value of the awards at the grant date, net income and earnings per common share would have been as follows at May 31:


                                                 1998          1997
                                               --------     ----------
    Net income -
      As reported                              $615,280     $1,097,432
      Pro forma                                 538,142        941,963

    Basic earnings per share -
      As reported                                  0.05           0.08
      Pro forma                                    0.04           0.07

    Diluted earnings per share -
      As reported                                  0.05           0.08
      Pro forma                                    0.04           0.07

12.  MULTI-EMPLOYER 401(k) PLAN

IHR is one of four companies that participate in a multi-employer 401(k) plan which was created in 1996. All employees are eligible to participate on the first day of the month following their date of hire. The Company made a contribution to the plan during 1998 in the amount of $12,144. No contributions were made to the plan during 1997.

13.  RELATED PARTY TRANSACTIONS

The Company provides services to a major customer who is a stockholder and a related party. See Note 4 for further discussion.

At May 31, 1998, the Company had contracts to provide physical, speech and occupational therapists to approximately 69 nursing homes of which 5 are operated by NewCare Health Corporation (NC). A former director of the Company is also a director and significant shareholder of NC. During the year ended May 31, 1998, the Company billed approximately $1,783,000 in fees under agreements with NC. As of May 31, 1998, there were approximately $990,000 in accounts receivable relating to such services outstanding.

Two stockholders, who are also employees of the Company, owe approximately $84,000 and $18,000 in total to the Company for advances as of May 31, 1998 and 1997, respectively. Additionally, a company owned by a stockholder of the Company owed approximately $3,600 and $11,000 for advances as of May 31, 1998 and 1997, respectively.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       Quarter Ended,
              --------------------------------------------------------------
                  Aug.31       Nov.30     Feb.28      May 31        Year
   1998       --------------------------------------------------------------

Net revenue     $4,718,106  $5,297,221  $4,361,218  $4,310,438  $18,686,983
Gross profit     1,943,538   2,357,940   1,930,692   1,740,215    7,972,385
Net income
 (loss)            278,249     338,408     204,664    (206,041)     615,280
Net income
 (loss) per
 share                0.02        0.02        0.02       (0.01)        0.05

                                       Quarter Ended,
              --------------------------------------------------------------
                  Aug.31       Nov.30     Feb.28      May 31        Year
   1997       --------------------------------------------------------------

Net revenue     $3,434,994  $3,593,768  $4,129,109  $4,471,996  $15,627,867
Gross profit     1,481,782   1,513,261   1,768,503   1,770,949    6,534,495
Net income         319,010     256,689     334,788     186,945    1,097,432
Net income
 per share            0.02        0.02        0.02        0.02         0.08

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IN-HOUSE REHAB CORPORATION



Dated:  August 31, 1998             By:/s/ David V. Hall
                                       David V. Hall, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

    SIGNATURE                    CAPACITY                  DATE
    ---------                    --------                  ----



/s/ David V. Hall           President (Principal       August 31, 1998
David V. Hall               Executive Officer)
                            and Director


/s/ Robert J. Babine        Chief Financial Officer,   August 31, 1998
Robert J. Babine            Treasurer (Principal
                            Financial and Accounting
                            Officer) and Director


/s/ Timothy M. Graven       Director                   August 31, 1998
Timothy M. Graven



/s/ Bert L. Blieden         Director                   August 31, 1998
Bert L. Blieden

                               EXHIBIT INDEX


                  EXHIBIT                        METHOD OF FILING

 10.2   Employment Agreement with          Filed herewith electronically
        David V. Hall

 10.3   Employment Agreement with          Filed herewith electronically
        Robert J. Babine

 10.8   Employment Agreement with          Filed herewith electronically
        Rebecca Krueger

 10.9   Employment Agreement with          Filed herewith electronically
        Michael Kitchen

 10.10  Employment Agreement with          Filed herewith electronically
        Nicole Perry

 21     Subsidiaries of the Registrant     Filed herewith electronically

 23     Consent of Strothman &             Filed herewith electronically
        Company PSC

 27     Financial Data Schedule            Filed herewith electronically