Form 10QSB
period 1998-08-31
IN HOUSE REHAB CORP
filed 1998-10-13
CIK 1034042

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period ended: August 31, 1998


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

                           Yes [ X ]   No [   ]


There were 13,391,072 shares of the Registrant's Common Stock outstanding as of October 1, 1998.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

IN-HOUSE REHAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
August 31 and May 31, 1998
                                                August 31,
                                                  1998         May 31,
    ASSETS                                     (Unaudited)      1998
Current assets:                                -----------   -----------
  Cash                                         $   460,288   $   358,230
  Accounts receivable-trade, less allowance
   for doubtful accounts of $428,000 and
   $382,000 at August and May 31, 1998,
   respectively                                  5,059,357     5,206,978
  Accounts receivable-trade - related party      1,504,095     2,360,371
  Other current assets                             368,723       299,862
                                               -----------   -----------
     Total current assets                        7,392,463     8,225,441

  Equipment, at cost                               449,993       380,911
    Less accumulated depreciation                 (124,018)     (107,455)
                                               -----------   -----------
                                                   325,975       273,456
  Intangible assets, net of accumulated
   amortization of $305,000 and $338,000
   at August and May 31, 1998, respectively        782,065       802,012
  Other assets                                     429,638       460,421
                                               -----------   -----------

     TOTAL ASSETS                              $ 8,930,141   $ 9,761,330
                                               ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                        $ 3,720,626   $ 4,206,535
  Notes payable                                    104,500       104,500
  Accounts payable                                 403,416       263,392
  Accrued expenses                                 622,649     1,035,128
                                               -----------   -----------
     Total current liabilities                   4,851,191     5,609,555

Stockholders' equity:
  Preferred stock, $10 par value; 10,000,000
   shares authorized; no shares issued                   -             -
  Common stock, no par value; 20,000,000
   shares authorized; 13,391,072 and
   13,390,072 shares issued and outstanding
   at August 31, 1998 and May 31, 1998,
   respectively                                  2,137,803     2,136,584
  Subordinated convertible common stock,
   no par value; 1,200,000 shares authorized;
   no shares issued                                      -             -
  Retained earnings                              1,941,147     2,015,191
                                               -----------   -----------
                                                 4,078,950     4,151,775
     Total Liabilities and Stockholders'
      Equity                                   $ 8,930,141   $ 9,761,330
                                               ===========   ===========

See accompanying notes to condensed consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended August 31, 1998 and 1997
(Unaudited)

                                                1998            1997
                                             ----------      ----------
Revenues:
  Contract services                          $3,319,186      $2,592,426
  Contract services - related party             799,583       2,125,680
                                             ----------      ----------
                                              4,118,769       4,718,106
Cost of services:
  Salaries, wages and benefits                2,133,681       2,022,445
  Contract therapists                           328,504         752,153
                                             ----------      ----------
                                              2,462,185       2,774,568
                                             ----------      ----------
     Gross profit                             1,656,584       1,943,538

Selling, general and administrative
  expenses                                    1,681,463       1,400,075

     Income (loss) from operations              (24,879)        543,463

Interest expense                                 99,165          80,214

     Income before income taxes                (124,044)        463,249

Provision (benefit) for income taxes            (50,000)        185,000
                                             ----------      ----------

     Net income (loss)                       $  (74,044)     $  278,249
                                             ----------      ----------

Net income (loss) per common share:
  Basic                                      $    (0.01)     $     0.02
                                             ==========      ==========
  Assuming dilution                          $    (0.01)     $     0.02
                                             ==========      ==========

















See accompanying notes to condensed consolidated financial statements.

IN-HOUSE REHAB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1998 and 1997
(Unaudited)
                                                1998            1997
                                             ----------      ----------
Cash flows from operating activities:
  Net (loss) income                          $  (74,044)     $  278,249
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation                                 16,563          12,978
    Amortization                                 21,027          25,738
    Minority interest                                 -           3,924
    Allowance for doubtful accounts              50,362          30,601
    Change in assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable                       953,535        (803,072)
      Other current assets                      (68,861)        (47,746)
      Other assets                               29,703             502
      Accounts payable                          140,024         239,762
      Accrued expenses                         (412,479)        243,105
                                             ----------      ----------
          Net cash provided by (used in)
           operating activities                 655,830         (15,959)
                                             ----------      ----------
Cash flows from investing activities:
  Purchase of equipment                         (69,082)        (59,528)
  Investment in Rehab Tools, Inc.                     -        (145,500)
                                             ----------      ----------
          Net cash used in investing
           activities                           (69,082)       (205,028)
                                             ----------      ----------
Cash flows from financing activities:
  Issuance of common stock                        1,219               -
  Issuance of short-term borrowings           1,208,678       1,465,000
  Repayments of short-term borrowings        (1,694,587)     (1,107,049)
  Checks issued in excess of cash on
   deposit                                            -        (121,900)
                                             ----------      ----------

          Net cash (used in) provided by
           financing activities                (484,690)        236,051
                                             ----------      ----------

Increase in cash and equivalents                102,058          15,064

Beginning cash balance                          358,230               -
                                             ----------      ----------
Ending cash balance                          $  460,288      $   15,064
                                             ----------      ----------

Supplemental disclosures:
  Cash paid for interest                     $  128,003      $   75,564
                                             ----------      ----------



See accompanying notes to condensed consolidated financial statements.

IN-HOUSE REHAB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1998 and 1997 and the results of operations and cash flows for the three month periods then ended.

This financial information should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 1998.

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

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                                 For the Three Months
                                                   Ended August 31,
                                              --------------------------
                                                  1998          1997
                                              ------------   -----------
Net (loss) income                             $   (74,044)   $   278,249
                                              ===========    ===========
Weighted average shares outstanding:
  Weighted average shares outstanding -
   basic                                       13,390,800     13,344,215
  Stock options and warrants                      255,922        367,002
                                              -----------    -----------
  Weighted average shares outstanding -
   assuming dilution                           13,646,722     13,711,217
                                              ===========    ===========
  Net (loss) income per share - basic         $     (0.01)   $      0.02
                                              ===========    ===========
  Net (loss) income per share -
    assuming dilution                         $     (0.01)   $      0.02
                                              ===========    ===========

The Company did not include warrants, equivalent to 360,000 shares of common stock for the three months ended August 1, 1998, or options to purchase 474,000 and 28,000 shares of common stock for the three months ended August 31, 1998 and 1997, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to August 31, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

3.  MAJOR CUSTOMERS

Approximately $800,000 or 19% of all revenue for the three months ended August 31, 1998, and approximately $1,453,000 or 22% of the balance of accounts receivable at August 31, 1998, related to one customer.

Approximately $2,126,000 or 45% of all revenue for the three months ended August 31, 1997, and approximately $2,280,000 or 30% of the balance of accounts receivable at August 31, 1997, related to one customer who is a stockholder and related party of the Company, Retirement Care Associates, Inc.
(RCA). Effective June 30, 1998, the stockholders of RCA and Sun Healthcare Group, Inc. (Sun) approved a Merger Agreement pursuant to which RCA was merged into a subsidiary of Sun, which provides rehabilitation services similar to those offered by the Company. During January and February 1998, the Company transitioned RCA facilities serviced by the Company to Sun. As a result, the Company had no contracts for therapy program services with RCA at August 31, 1998, as compared to August 31, 1997. RCA and Sun continued to make payments on its outstanding amount due to the Company and, as of August 27, 1998, had paid the accounts receivable balance in full.

Item 2.  Management's Discussion and Analysis.

RESULTS OF OPERATIONS

The Company generated approximately $4,119,000 in gross revenues for the three months ended August 31, 1998 compared to $4,718,000 for the three months ended August 31, 1997. The decrease is primarily attributable to the June cancellation of all contracts with one non-related customer for non-payment. These contracts represented revenue of approximately $375,000 per quarter. This volume has subsequently been replaced by new contracts in Oklahoma that were initiated in August. The remaining difference resulted from changes in the Medicare reimbursement program that lowered the revenue realized from some of our existing contracts.

Cost of services as a percentage of revenue for the three months ended August 31, 1998, were 59.5%. This compares with 58.8% for the same period of the prior year. The modest increase is attributable to an increase in wages and benefit costs associated with the start-up of new contracts in Oklahoma.

Selling, general and administrative expenses for the three months ended August 31, 1998, were 40.8% of revenue versus 29.7% in the three months ended August 31, 1997. Approximately half of the difference resulted from the decrease in revenue discussed previously. The remainder was due to additions to staff in preparation for the assumption of nursing home operations; a charge of $50,000 associated with a consulting agreement with a company commissioned to source acquisition financing; and costs associated with a computer systems upgrade to enhance billing, clinical management and the tracking of costs.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1998, the Company had working capital of approximately $2,541,000 versus $2,616,000 at May 31, 1998. The modest decrease resulted from accelerated collections of accounts receivable, including $1,321,000 due from Retirement Care Associates, Inc. This affect was partially offset by a disproportionate decrease in current liabilities due to the start-up of 18 new contracts in July and August. New contracts typically consume working capital during the start-up phase of operations.

Net cash provided by operating activities was approximately $686,000 for the three months ended August 31, 1998. This compares with approximately $16,000 used in operating activities for the same period in the prior year. The increase is primarily attributable to better collection of accounts receivable including the collection, in full, of the $1,321,000 due as of May 31, 1998, from Retirement Care Associates, Inc.

Net cash used toward investing activities for the three month period ending August 31, 1998 was approximately $69,000. This compares with approximately $205,000 for the same period in the prior year. The decrease was primarily due to a $145,500 investment made in Rehab Tools, Inc. ("RTI") in the prior year. RTI was formed in July 1997, when the Company entered into an agreement with an unrelated company to acquire an airplane. RTI is a limited liability company that is 50% owned by the Company and 50% owned by the unrelated company.

The Company had approximately $516,000 used in financing activities. This compares with approximately $236,000 provided by financing activities for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of repayments with respect to the Company's line of credit as compared to the same period in the prior year.

YEAR 2000 COMPLIANCE

The Company is continuing its assessment of its existing computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs having been written to defining the applicable year using two digits rather than four digits. These systems will falsely recognize the year 2000 as 1900.

As of October 10, 1998, the Year 2000 compliance assessment is approximately 60% complete. All hardware systems are being evaluated to ensure that their internal processors are compliant. Non-compliant systems that can be modified will be replaced. The assessment of all systems will be completed by December 31, 1998.

All application systems were purchased from vendors specializing in software development. The software vendors have been contacted to determine the degree of compliance, date of compliance, and certificates of compliance associated with each system. Based upon information provided by software vendors, the Company has determined that it will be required to upgrade portions of its software in order to achieve the Year 2000 compliant status. The Company believes that once these upgrades have been completed, the Year 2000 issue will not pose a significant threat to Company operations. The Company plans to complete all necessary Year 2000 upgrades on existing software by March 31, 1999.

Additionally, relationships may exist with third-party payors, suppliers, vendors, and others that may have non-compliant computer systems outside of the Company's control. No assurance can be given that the fiscal intermediaries, governmental agencies, and other payors with which the Company transacts business and who are responsible for payments to the Company will not experience significant problems with Year 2000 compliance. Failure of these payors to remedy Year 2000 problems could have a material and adverse effect on the Company's business, financial condition and results of operations.

CAUTIONARY STATEMENT

Except for historical information, matters discussed above, including but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contacts, management retention and development, management's success in integrating acquired business and in developing and introducing new products and lines of business.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Events.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended August 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IN-HOUSE REHAB CORPORATION


Dated:  October 12, 1998             By:/s/ David V. Hall
                                        David V. Hall, President


                                     By:/s/ Robert J. Babine
                                        Robert J. Babine, Chief Financial
                                        Officer and Treasurer