Form 10QSB
period 1998-11-30
PERENNIAL HEALTH SYSTEMS INC
filed 1999-01-14
CIK 1034042

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period ended: November 30, 1998


                         Commission File No. 0-22155


                        PERENNIAL HEALTH SYSTEMS, INC.
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


                          IN-HOUSE REHAB CORPORATION
               ---------------------------------------------
               (Former name, former address, and former year
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]


There were 13,395,072 shares of the Registrant's Common Stock outstanding as of January 14, 1999.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
November 30 and May 31, 1998
                                               November 30,
                                                  1998         May 31,
    ASSETS                                     (Unaudited)      1998
Current assets:                                -----------   -----------
  Cash                                         $   366,727   $   358,230
  Accounts receivable-trade, less allowance
   for doubtful accounts of $635,000 and
   $382,000 at November 30 and May 31, 1998,
   respectively                                  5,025,937     5,206,978
  Accounts receivable-trade - related party         53,612     2,360,371
  Income taxes refundable                          580,098       265,098
  Other current assets                             234,914        34,764
                                               -----------   -----------
     Total current assets                        6,261,288     8,225,441

  Equipment, at cost                               463,010       380,911
    Less accumulated depreciation                 (143,685)     (107,455)
                                               -----------   -----------
                                                   319,325       273,456
  Intangible assets, net of accumulated
   amortization of $326,000 and $338,000
   at November 30 and May 31, 1998,
   respectively                                    760,322       802,012
  Other assets                                     428,638       460,421
                                               -----------   -----------

     Total Assets                              $ 7,769,573   $ 9,761,330
                                               ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                        $ 2,461,499   $ 4,206,535
  Notes payable                                    104,500       104,500
  Accounts payable                                 555,685       263,392
  Accrued expenses                               1,003,227     1,035,128
                                               -----------   -----------
     Total current liabilities                   4,124,911     5,609,555

Stockholders' equity:
  Preferred stock, $10 par value; 10,000,000
   shares authorized; no shares issued                   -             -
  Common stock, no par value; 20,000,000
   shares authorized; 13,395,072 and
   13,390,072 shares issued and outstanding
   at November 30, 1998 and May 31, 1998,
   respectively                                  2,142,678     2,136,584
  Subordinated convertible common stock,
   no par value; 1,200,000 shares authorized;
   no shares issued                                      -             -
  Retained earnings                              1,501,984     2,015,191
                                               -----------   -----------
                                                 3,644,662     4,151,775
     Total Liabilities and Stockholders'
      Equity                                   $ 7,769,573   $ 9,761,330
                                               ===========   ===========

See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the quarter and six months ended November 30, 1998 and 1997
(Unaudited)
                                       Quarter               Six Months
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------
Revenues:
  Contract services            $3,008,216  $2,585,847  $6,330,848  $4,708,966
  Contract services -
   related party                  525,065   2,689,406   1,324,648   5,276,048
                               ----------  ----------  ----------  ----------
                                3,533,281   5,275,253   7,655,496   9,985,014

Cost of services:
  Salaries, wages and
   benefits                     2,287,285   2,367,819   4,609,161   4,486,370
  Contract therapists             155,774     698,097     489,709   1,450,249
                               ----------  ----------  ----------  ----------
                                2,443,059   3,065,916   5,098,870   5,936,619
                               ----------  ----------  ----------  ----------

     Gross profit               1,090,222   2,209,337   2,556,626   4,048,395

Selling, general and adminis-
  trative expenses              1,667,561   1,549,534   3,166,845   2,851,538

     Income (loss) from
      operations                 (577,339)    659,803    (610,219)  1,196,857

Interest expense                  118,824      93,395     217,988     166,189

     Income (loss) before
      income taxes               (696,163)    566,408    (828,207)  1,030,668

Provision (benefit) for
  income taxes                   (257,000)    228,000    (315,000)    413,000
                               ----------  ----------  ----------  ----------
     Net income (loss)         $ (439,163) $  338,408  $ (513,207) $  617,668
                               ----------  ----------  ----------  ----------

Net income (loss) per common
  share:
    Basic                      $     (.03) $      .03  $     (.04) $      .05
                               ==========  ==========  ==========  ==========
    Assuming dilution          $     (.03) $      .03  $     (.04) $      .05
                               ==========  ==========  ==========  ==========












See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1998 and 1997
(Unaudited)
                                                1998            1997
                                             ----------      ----------
Cash flows from operating activities:
  Net income (loss)                          $ (513,207)     $  617,668
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation                                 36,725          27,349
    Amortization                                 42,217          34,278
    Minority interest                              -             16,011
    Allowance for doubtful accounts             159,213         270,568
    Loss on sale of accounts receivable         169,661            -
    Change in assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable                     2,158,925      (1,838,503)
      Income taxes refundable                  (315,000)           -
      Other current assets                     (200,149)        (55,938)
      Other assets                               31,256         (35,450)
      Accounts payable                          292,293         558,272
      Accrued expenses                          (31,901)        174,484
                                             ----------      ----------
          Net cash provided by (used in)
           operating activities               1,830,033        (231,261)
                                             ----------      ----------
Cash flows from investing activities:
  Purchase of equipment                         (82,594)        (79,663)
  Investment in Rehab Tools, Inc.                  -           (145,500)
                                             ----------      ----------
          Net cash used in investing
           activities                           (82,594)       (225,163)
                                             ----------      ----------
Cash flows from financing activities:
  Proceeds from stock subscription
   receivable                                      -             58,919
  Issuance of common stock                        6,094           5,000
  Issuance of short-term borrowings           8,149,941       2,030,000
  Repayments of short-term borrowings        (9,894,977)     (1,114,296)
  Checks issued in excess of cash on
   deposit                                         -           (121,900)
                                             ----------      ----------
          Net cash (used in) provided by
           financing activities              (1,738,942)        857,723
                                             ----------      ----------
Increase in cash and equivalents                  8,497         401,299

Beginning cash balance                          358,230               -
                                             ----------      ----------
Ending cash balance                          $  366,727      $  401,299
                                             ----------      ----------
Supplemental disclosures:
  Income taxes                               $    4,500      $  402,100
  Cash paid for interest                     $   86,829      $  168,930
                                             ----------      ----------



See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Perennial Health Systems, Inc. (formerly In-House Rehab Corporation) (the "Company") are unaudited. The balance sheet as of May 31, 1998, is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended May 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.

Operating results for the periods ended November 30, 1998, are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.  NET INCOME PER SHARE

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                            For the Quarter Ended      For the Six Months
                                 November 30,           Ended November 30,
                              1998         1997         1998          1997
                           -----------  -----------  -----------  -----------
Net (loss) income          $  (439,163) $   338,408  $  (513,207) $   617,668
                           ===========  ===========  ===========  ===========
Weighted average shares
 outstanding:
  Weighted average shares
   outstanding - basic      13,395,072   13,346,130   13,392,936   13,345,173
  Stock options and
   warrants                    159,422       20,776      207,672      194,314
                           -----------  -----------  -----------  -----------
  Weighted average shares
   outstanding - assuming
   dilution                 13,554,494   13,366,906   13,600,608   13,539,487
                           ===========  ===========  ===========  ===========
  Net (loss) income per
   share - basic           $      (.03) $       .03  $      (.04) $       .05
                           ===========  ===========  ===========  ===========
  Net (loss) income per
   share - assuming
   dilution                $      (.03) $       .03  $      (.04) $       .05
                           ===========  ===========  ===========  ===========

The Company did not include warrants, equivalent to 360,000 and 500,000 shares of common stock or options to purchase 840,000 and 684,000 shares of common stock for the periods ended November 30, 1998 and 1997, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to November 30, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

3.  MAJOR CUSTOMERS

Approximately $1,325,000 or 17% of all revenue for the six months ended November 30, 1998, related to one customer. In October 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of $1,873,194. On November 25, 1998, the Company accepted a note receivable from the customer for the full amount of the accounts receivable balance. The note receivable bears interest at the rate of 9.5% and is to be repaid at the rate of $50,000 per month for 24 months with the balance of principal and interest payable at that time. The Company subsequently sold the note receivable to a lending institution at a discount. The discount was computed on a basis that would assure the lending institution a combined return of 15%. This resulted in a loss on the sale of approximately $170,000. In the event the customer defaults on monthly payments to the lending institution, the lending institution can require the Company to buy back the note. Such an event could have a significant unfavorable effect on the Company's cash flow from operations. However, if the lending institution resells the note receivable, the Company will have no further liability related to the note receivable. As of January 14, 1999, the customer had made all regularly scheduled payments on the note receivable to the lending institution.

Approximately $5,276,000 or 53% of all revenue for the six months ended November 30, 1997, related to one customer who is a stockholder and related party of the Company. This customer was acquired by a Company who provides rehabilitation services. As a result, the Company ceased providing services to this customer in February 1998. The outstanding accounts receivable balance was paid in full.

4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

5.  ACQUISITIONS.

On November 10, 1998, the Company announced that it had reached an agreement with Medilodge based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center for approximately $79 million. The acquisition is expected to be accounted for as a purchase and is contingent upon the completion of the Company's due diligence review; the receipt and approvals from certain licensing authorities; the completion of financing arrangements; and the satisfaction of customary closing conditions.

On December 4, 1998, a wholly owned subsidiary of the Company acquired Healthcare of Indiana, Inc. ("HII"), a 99 bed nursing home in Scottsburg, Indiana, and other certain assets. The acquisition was made in exchange for $3,400,000 in cash from a loan, a seller financed Promissory Note in the amount of $759,976, and non-qualified stock options to purchase 50,000 shares of the Company's Common Stock at $2.00 per share. These stock options vest immediately and expire three years from the date of grant. The acquisition was accounted for as a purchase and, accordingly, the results of HII's operations will be included in the Company's consolidated financial statements from the date of acquisition. The appraised value of the assets acquired was $4,500,000.

To finance the purchase of the above-mentioned property, Scott County Healthcare (SCH), formerly "HII," borrowed the sum of $3,400,000 (U.S.) from The National Bank of Evansville. SCH is a wholly owned subsidiary of Perennial Health Management, Inc. The loan agreement calls for 60 monthly payments of principal and interest at a rate of 7.25% ($28,970.23), followed by another 60 payments of principal and interest computed at the prime rate on the fifth anniversary of this note plus .5%. All payments will follow a 20 year amortization schedule with the remaining unpaid principal and interest balance to be paid on the 10th anniversary of this note.

The transaction also included seller financing totaling $759,976. This sum is to be financed over a period of five years; interest payments will be computed at a rate of 8% and will be paid quarterly. The principal and any remaining interest will be due and payable in full on the fifth anniversary.

Item 2.  Management's Discussion and Analysis.

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 1998 AND 1997

For the quarter ending November 30, 1998, the Company generated approximately $3,533,000 in gross revenues compared to $5,275,000 during the same period last year. The cancellation of a contract with a non-related customer due to non-payment contributed approximately $330,000 to the change. Management fees from customers totaling approximately $550,000 that were available to the Company in 1997 have not been replaced as they are not an allowable cost under the Prospective Pay System (PPS) of reimbursement under Medicare which went into effect July 1, 1998. The remaining differences of $862,000 resulted from contract cancellations and contract revisions. This effect was partially offset by the addition of nine new contracts signed during the quarter, which were either started during the quarter or will be in full operation during the next quarter.

The cost of services as a percent of revenue for the three months ending November 30, 1998 was 69%. This compares with 58% for the same period of the prior year. The decreased margin was caused by lower per capita revenue prompted primarily by PPS reimbursement. Management assessed the impact of PPS on both its revenues and profits, and significant changes have been made to reduce future operating costs:

     1.  Lowered almost all clinical salary levels (300 employees).

     2.  The recruiting budget has been significantly reduced.

     3. The benefit packages offered to field clinicians were reduced to require employee participation in payment for health benefits.

     4. Many clinicians have had work schedules realigned from full time to pay only for hours worked as a result of the methodology by which Medicare pays for services rendered.

Selling, general and administrative expenses for the three months ended November 30, 1998, were 47% of revenues versus 29% for the same period last year. A one-time charge of approximately $170,000 associated with the sale of accounts receivable accounted for 5% of the change. As previously disclosed, management had stated a prime focus of this year's activity would be to enter the nursing home industry as evidenced by its creation of Perennial Health Management, Inc. A sizable amount of the variance reflected above can be attributed to administrative and general expenses incurred in the start-up of this new company. Although financial reporting this period is consolidated, management estimates that as much as $200,000 of its expenditures this quarter were a direct result of this start-up endeavor. On November 11, 1998, the Company announced it had reached agreement with MediLodge based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center. Additionally, on December 4, 1998, the Company acquired Healthcare of Indiana, a 99 bed nursing home in Scottsburg, Indiana.

This quarter reflects a net loss of $(439,000) or $(.03) per share. These losses are primarily due to the negative impact of PPS reimbursement, a sizable one-time charge of $170,000 and the Company's start-up cost associated with Perennial Health Management, Inc. In addition to previously mentioned cost cutting measures, 15 members of management have agreed to a 90-day pay reduction of 10% of their salaries starting December 1, 1998.

SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

The Company generated approximately $7,655,000 in gross revenue for the six months ended November 30, 1998 compared with $9,895,000 for the same period last year. The cancellation of contracts with a non-related customer due to non-payment contributed approximately $575,000 to the change. Management fees totaling approximately $1 million during this period last year have also not been replaced. The remaining difference of $755,000 resulted from the change to PPS referenced earlier. This affect was partially offset by the addition of 18 new contracts during this fiscal year.

The cost of services as a percentage of revenue for the six months ended November 30, 1998 was 67%. This compares with 59% for the same period in the prior year. The decreased margin was caused by changes associated with PPS.

Selling, general and administrative expenses for the six months ended November 30, 1998 were 41% of revenue versus 29% for the six months ended November 30, 1997. A one-time charge of approximately $170,000 associated with the sale of accounts receivable and start-up costs for Perennial Health Management, Inc. have caused the increase.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1998, the Company had working capital of approximately $2,436,000 versus $2,616,000 at May 31, 1998. The modest decrease resulted from accelerated collections of accounts receivable, including $1,321,000 due from Retirement Care Associates, Inc. This affect was partially offset by a disproportionate decrease in current liabilities due to the start-up of 18 new contracts in July and August. New contracts typically consume working capital during the start-up phase of operations.

Net cash provided by operating activities was approximately $1,836,000 for the six months ended November 30, 1998. This compares with approximately $231,000 used in operating activities for the same period in the prior year. The increase is primarily attributable to better collection of accounts receivable including the collection, in full, of the $1,321,000 due as of May 31, 1998, from Retirement Care Associates, Inc.

Net cash used toward investing activities for the six month period ending November 30, 1998 was approximately $83,000. This compares with approximately $225,000 for the same period in the prior year. The decrease was primarily due to a $145,500 investment made in Rehab Tools, Inc. ("RTI") in the prior year. RTI was formed in July 1997, when the Company entered into an agreement with an unrelated company to acquire an airplane. RTI is a corporation that is 50% owned by the Company and 50% owned by the unrelated company.

The Company had approximately $1,739,000 used in financing activities. This compares with approximately $858,000 provided by financing activities for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of repayments with respect to the Company's line of credit as compared to the same period in the prior year.

Approximately $1,325,000 or 17% of all revenue for the six months ended November 30, 1998, related to one customer. In October 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of $1,873,194. On November 25, 1998, the Company accepted a note receivable from the customer for the full amount of the accounts receivable balance. The note receivable bears interest at the rate of 9.5% and is to be repaid at the rate of $50,000 per month for 24 months with the balance of principal and interest payable at that time. The Company subsequently sold the note receivable to a lending institution. The discount was computed on a basis that would assure the lending institution a combined return of 15%; this resulted in a loss on the sale of approximately $170,000. In the event the customer defaults on monthly payments to the lending institution, the lending institution can require the Company to buy back the note. Such an event could have a significant unfavorable effect on the Company's cash flow from operations. However, if the lending institution resells the note receivable, the Company will have no further liability related to the note receivable. As of January 14, 1999, the customer had made all regularly scheduled payments on the note receivable to the lending institution.

On November 10, 1998, the Company announced that it had reached an agreement with Medilodge based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center for approximately $79 million. The acquisition is expected to be accounted for as a purchase and is contingent upon the completion of the Company's due diligence review; the receipt and approvals from certain licensing authorities; the completion of financing arrangements; and the satisfaction of customary closing conditions.

On December 4, 1998, a wholly owned subsidiary of the Company acquired Healthcare of Indiana, Inc. ("HII"), a 99 bed nursing home in Scottsburg, Indiana, and other certain assets. The acquisition was made in exchange for $3,400,000 in cash from a loan, a seller financed Promissory Note in the amount of $759,976, and non-qualified stock options to purchase 50,000 shares of the Company's Common Stock at $2.00 per share. These stock options vest immediately and expire three years from the date of grant. The acquisition was accounted for as a purchase and, accordingly, the results of HII's operations will be included in the Company's consolidated financial statements from the date of acquisition. The appraised value of the assets acquired, was $4,500,000.

To finance the purchase of the above-mentioned property, Scott County Healthcare (SCH), formerly "HII," borrowed the sum of $3,400,000 (U.S.) from

The National Bank of Evansville. SCH is a wholly owned subsidiary of Perennial Health Management, Inc. The loan agreement calls for 60 monthly payments of principal and interest at a rate of 7.25% ($28,970.23), followed by another 60 payments of principal and interest computed at the prime rate on the fifth anniversary of this note plus .5%. All payments will follow a 20 year amortization schedule with the remaining unpaid principal and interest balance to be paid on the 10th anniversary of this note.

The transaction also included seller financing totaling $759,976. This sum is to be financed over a period of five years; interest payments will be computed at a rate of 8% and will be paid quarterly. The principal and any remaining interest will be due and payable in full on the fifth anniversary.

YEAR 2000 COMPLIANCE

The Company is continuing its assessment of its existing computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs having been written to defining the applicable year using two digits rather than four digits. These systems will falsely recognize the year 2000 as 1900.

As of January 14, 1999, the Year 2000 compliance assessment is approximately 90% complete. All hardware systems have been evaluated to ensure that their internal processors are compliant. The Company plans to complete any necessary Y2K compliance upgrades or replacements of any non-compliant hardware sytems by May 31, 1999.

All application systems were purchased from vendors specializing in software development. The software vendors have been contacted to determine the degree of compliance, date of compliance, and certificates of compliance associated with each system. Based upon information provided by software vendors, the Company has determined that it will be required to upgrade portions of its software in order to achieve the Year 2000 compliant status. The Company believes that once these upgrades have been completed, the Year 2000 issue will not pose a significant threat to Company operations. The Company plans to complete all necessary Year 2000 upgrades on existing software by March 31, 1999. The Company will begin an evaluation of the risks on non-information technology problems connected to Y2K. Areas of potential exposure are being identified, and an assessment of non-information technology status is expected to be completed by May 31, 1999.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     On October 16, 1998, the Company filed suit in the Jefferson Circuit Court, Jefferson County, Kentucky, against the former shareholders of Gateway Rehab, Inc., claiming, among other things, that such shareholders had misrepresented certain assets and liabilities on the financial statements of Gateway Rehab that were used in the valuation of the business. The Company has asked that the court reform the agreements to reflect the true value of Gateway Rehab by making adjustments to amounts that are or may be owed to the former shareholders. At the present time, the Company is not able to calculate the amount of the adjustment that will be requested, however, it is believed that the requested adjustment will be at least $125,000. The former shareholders of Gateway Rahab responded to the claims of the Company by filing a counterclaim asking for enforcement of the agreements without adjustments, as well as for other damages.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     On November 16, 1998, the Company held an Annual Meeting of Shareholders at which David V. Hall, Robert J. Babine, Timothy M. Graven and Bert L. Blieden were elected to serve as Directors of the Company, the appointment of Strothman & Company PSC as the Company's auditors was ratifed, and an amendment to the Company's Articles of Incorporation to change the name of the Company to "Perennial Health Systems, Inc." was approved. No other matters were presented for a vote at the meeting.

     The following sets forth the votes cast for and withheld in the election of the Directors. There were no abstentions or broker non-votes.

                 Nominees              For          Withheld
              ---------------       ----------    -------------

              David V. Hall         10,904,064           350
              Robert J. Babine      10,887,339        17,075
              Timothy M. Graven     10,901,064         3,350
              Bert L. Blieden       10,900,267         4,150

     The following sets forth the votes cast for, against or abstained and broker non-votes on the ratification of the appointment of Strothman & Company PSC as the Company's auditors:

                                                          Broker
               For          Against        Abstain       Non-Votes
            ----------     ----------     ----------     ----------

            7,229,214        10,000       3,665,200         -0-

     The following sets forth the votes cast for, against or abstained and broker non-votes on the approval of the amendment to the Articles of Incorporation to change the name of the Company to "Perennial Health Systems, Inc."

                                                          Broker
               For          Against        Abstain       Non-Votes
            ----------     ----------     ----------     ----------

            10,889,714       10,000         4,700           -0-

Item 5.   Other Events.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERENNIAL HEALTH SYSTEMS, INC.


Dated:  January 14, 1999             By:/s/ David V. Hall
                                        David V. Hall, President


                                     By:/s/ Robert J. Babine
                                        Robert J. Babine, Chief Financial
                                        Officer and Treasurer