Form 10KSB/A
period 1998-05-31
PERENNIAL HEALTH SYSTEMS INC
filed 1999-01-21
CIK 1034042

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB/A

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended:  May 31, 1998

                       Commission File No. 0-22155


                       PERENNIAL HEALTH SYSTEMS, INC.
                    (Formerly In-House Rehab Corporation)
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

    (a)  Exhibits.  The following exhibits are filed as part of this Report:

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------
  3.1       Articles of Incorporation,      Incorporated by reference to
            as amended                      Exhibit 3.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

  3.2       Bylaws                          Incorporated by reference to
                                            Exhibit 3.2 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.1       1996 Stock Option Plan          Incorporated by reference to
                                            Exhibit 10.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.2       Employment Agreement with       Previously filed
            David V. Hall

 10.3       Employment Agreement with       Previously filed
            Robert J. Babine

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

 10.7       Loan and Security Agreement     Filed herewith electronically
            with Daiwa Healthco-3 LLC
            and related Guaranty of
            David V. Hall

 10.8       Employment Agreement with       Previously filed
            Rebecca Krueger

 10.9       Employment Agreement with       Previously filed
            Michael Kitchen

 10.10      Employment Agreement with       Previously filed
            Nicole Perry

 21         Subsidiaries of the             Previously filed
            Registrant

 23         Consent of Strothman &          Previously filed
            Company PSC

 27         Financial Data Schedule         Previously filed.


    (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PERENNIAL HEALTH SYSTEMS, INC.
                                 (Formerly "In-House Rehab Corporation")


Dated: January 21, 1999         By:/s/ David V. Hall
                                   David V. Hall, President