Form 10QSB
period 1999-02-28
PERENNIAL HEALTH SYSTEMS INC
filed 1999-04-14
CIK 1034042

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period ended: February 28, 1999


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

                           Yes [ X ]   No [   ]


There were 13,395,072 shares of the Registrant's Common Stock outstanding as of April 14, 1999.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 1999 and May 31, 1998                February 28,
                                                     1999         May 31,
    ASSETS                                        (Unaudited)      1998
Current assets:                                   -----------   -----------
  Cash                                            $   274,299   $   358,230
  Accounts receivable-trade, less allowance
   for doubtful accounts of $685,430 and
   $382,000 at February 28, 1999 and
   May 31, 1998, respectively                       4,806,843     5,206,978
  Accounts receivable-trade - related party            91,512     2,360,371
  Income taxes refundable                             201,139       265,098
  Other current assets                                143,398        34,764
                                                  -----------   -----------
     Total current assets                           5,517,192     8,225,441

  Equipment, Land Bldgs., Improvements at Cost      3,440,229       380,911
    Less accumulated depreciation                    (200,778)     (107,455)
                                                  -----------   -----------
                                                    3,239,431       273,456
  Intangible assets, net of accumulated
   amortization of $347,295 and $338,000
   at February 28, 1999 and May 31, 1998,
   respectively                                     2,124,843       802,012
  Other assets                                        548,638       460,421
                                                  -----------   -----------
     Total Assets                                 $11,430,103   $ 9,761,330
                                                  ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                           $ 2,862,473   $ 4,206,535
  Notes payable                                        73,696       104,500
  Accounts payable                                    433,288       263,392
  Accrued expenses                                    905,471     1,035,128
                                                  -----------   -----------
     Total Current Liabilities                      4,274,928     5,609,555
  Financing arrangements, net of current portion    4,159,976             -
                                                  -----------   -----------
     Total Liabilities                              8,434,904     5,609,555

Stockholders' equity:
  Preferred stock, $10 par value; 10,000,000
   shares authorized; no shares issued                      -             -
  Common stock, no par value; 20,000,000
   shares authorized; 13,395,072 and 13,390,072
   shares issued and outstanding at February 28,
   1999 and May 31, 1998, espectively               2,142,676     2,136,584
  Subordinated convertible common stock,
   no par value; 1,200,000 shares authorized;
   no shares issued                                         -             -
  Retained earnings                                   852,523     2,015,191
                                                  -----------   -----------
                                                    2,995,200     4,151,775
     Total Liabilities and Stockholders'
      Equity                                      $11,430,103   $ 9,761,330
                                                  ===========   ===========
See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the quarter and nine months ended February 28, 1999 and 1998
(Unaudited)

                                     Quarter               Nine Months
                                1999        1998        1999        1998
                             ----------  ---------- -----------  -----------
Revenues:
  Contract services          $2,821,979  $2,899,654 $ 9,155,609  $ 8,099,805
  Contract services -
   related party                     --   1,461,654   1,324,648    6,276,740
                             ----------  ---------- -----------  -----------
                              2,821,979   4,361,218  10,480,257   14,376,545

Cost of services:
  Salaries, wages and
   benefits                   1,725,280   2,563,640   6,305,011    7,718,745
  Contract therapists           111,190     370,934     598,936    1,888,099
                             ----------  ---------- -----------  -----------
                              1,836,470   2,934,574   6,903,947    9,606,844
                             ----------  ---------- -----------  -----------

     Gross profit               985,509   1,426,644   3,576,310    4,769,701

Selling, general and adminis-
  trative expenses            1,464,720     951,310   4,671,383    3,072,446

     Income (loss) from
      operations               (479,211)    475,334  (1,095,073)   1,697,255

Interest expense                149,319     121,050     366,165      313,314

     Income (loss) before
      income taxes             (628,530)    354,284  (1,461,238)   1,383,941

Provision (benefit) for
  income taxes                 (224,437)    149,620    (540,000)     562,620
                             ----------  ---------- -----------  -----------
     Net income (loss)       $ (404,093) $  204,664 $  (921,238) $   821,321
                             ----------  ---------- -----------  -----------

Net income (loss) per common
  share:
    Basic                    $     (.03) $      .02 $      (.07) $       .06
                             ==========  ========== ============ ===========
    Assuming dilution        $     (.03) $      .02 $      (.02) $       .06
                             ==========  ========== ============ ===========











See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1999 and 1998
(Unaudited)
                                                1999            1998
                                             ----------      ----------
Cash flows from operating activities:
  Net income (loss)                          $ (921,238)     $  821,321
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation                                 93,819          38,539
    Amortization                                 65,108          63,459
    Minority interest                              -             40,611
    Allowance for doubtful accounts                -            270,630
    Loss on sale of accounts receivable            -               -
    Change in assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable                     2,668,994      (1,374,272)
      Income taxes refundable                  (177,474)           -
      Other current assets                     (108,634)       (152,140)
      Other assets                              (90,000)       (101,376)
      Accounts payable                          169,896         (15,325)
      Accrued expenses                          124,417         232,003
                                             ----------      ----------
          Net cash provided by (used in)
           operating activities               1,576,057        (640,556)
                                             ----------      ----------
Cash flows from investing activities:
  Purchase of equipment                        (123,284)        (91,157)
  Investment in Rehab Tools, Inc.                  -           (145,500)
  Acquisition of Scott County Healthcare
   net of Seller's financing                 (3,561,838)           -
                                             ----------      ----------
          Net cash used in investing
           activities                        (3,685,122)       (236,657)
                                             ----------      ----------
Cash flows from financing activities:
  Long-term borrowings                        3,400,000            -
  Proceeds from stock subscription
   receivable                                      -             58,919
  Issuance of common stock                         -              5,000
  Issuance of short-term borrowings          10,589,749       2,030,000
  Repayments of short-term borrowings        11,933,811      (1,117,102)
  Checks issued in excess of cash on
   deposit                                         -           (121,900)
  Repayment of notes payable                    (30,804)           -
                                             ----------      ----------
          Net cash (used in) provided by
           financing activities               2,025,134         854,917
                                             ----------      ----------
Increase (Decrease) in cash and equivalents     (83,931)       (441,708)

Beginning cash balance                          358,230               -
                                             ----------      ----------
Ending cash balance                          $  274,299      $  441,708
                                             ----------      ----------
Supplemental disclosures:
  Income taxes                               $   25,901      $  721,330
  Cash paid for interest                     $  351,153      $  247,774
                                             ----------      ----------
See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Operating results for the periods ended February 28, 1999, are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.  NET INCOME PER SHARE

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                            For the Quarter Ended      For the Nine Months
                                 February 28,           Ended February 28,
                              1999         1998         1997          1998
                           -----------  -----------  -----------  -----------
Net (loss) income          $  (404,093) $   204,664  $  (921,238) $   821,321
                           ===========  ===========  ===========  ===========
Weighted average shares
 outstanding:
  Weighted average shares
   outstanding - basic      13,395,072   13,347,072   13,392,936   13,345,802
  Stock options and
   warrants                    159,422       41,345      207,672      143,447
                           -----------  -----------  -----------  -----------
  Weighted average shares
   outstanding - assuming
   dilution                 13,554,494   13,388,417   13,600,608   13,489,250
                           ===========  ===========  ===========  ===========
  Net (loss) income per
   share - basic           $      (.03) $       .02  $      (.07) $       .06
                           ===========  ===========  ===========  ===========
  Net (loss) income per
   share - assuming
   dilution                $      (.03) $       .02  $      (.07) $       .06
                           ===========  ===========  ===========  ===========

The Company did not include warrants, equivalent to 360,000 and 500,000 shares of common stock or options to purchase 840,000 and 684,000 shares of common stock for the periods ended February 28, 1999 and 1998, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to February 28, 1999 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

3.  MAJOR CUSTOMERS

Approximately $1,325,000 or 12% of all revenue for the nine months ended February 28, 1999, related to one customer. In October 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of $1,873,194. On November 25, 1998, the Company accepted a note receivable from the customer for the full amount of the accounts receivable balance. The note receivable bears interest at the rate of 9.5% and is to be repaid at the rate of $50,000 per month for 24 months with the balance of principal and interest payable at that time. The Company subsequently sold the note receivable to a lending institution at a discount. The discount was computed on a basis that would assure the lending institution a combined return of 15%. This resulted in a loss on the sale of approximately $170,000. In the event the customer defaults on monthly payments to the lending institution, the lending institution can require the Company to buy back the note. Such an event could have a significant unfavorable effect on the Company's cash flow from operations. However, if the lending institution resells the note receivable, the Company will have no further liability related to the note receivable. As of April 12, 1999, the customer had made all regularly scheduled payments on the note receivable to the lending institution.

Approximately $6,277,000 or 44% of all revenue for the nine months ended February 28, 1998, related to one customer who is a stockholder and related party of the Company. This customer was acquired by a Company who provides rehabilitation services. As a result, the Company ceased providing services to this customer in February 1998. The outstanding accounts receivable balance was paid in full.

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

Item 2.  Management's Discussion and Analysis.

RESULTS OF OPERATIONS

QUARTER ENDED FEBRUARY 28, 1999 AND 1998

For the quarter ending February 28, 1999, the Company generated approximately $2,822,000 in gross revenues compared to $4,361,000 during the same period last year. Management fees from customers totaling approximately $414,000 that were available to the Company in 1998 have not been replaced as they are not an allowable cost under the Prospective Pay System (PPS) of reimbursement under Medicare which went into effect July 1, 1998. The remaining differences of $1,125,000 resulted from contract cancellations and contract revisions. This effect was partially offset by the addition of 14 new contracts started during the quarter and in full operation during the next quarter.

The cost of services as a percent of revenue for the three months ending February 28, 1999 was 65%. This compares with 67% for the same period of the prior year. The increased margin was the result of significant changes made to reduce operating costs. These included:

     1.  Lowered almost all clinical salary levels (300 employees).

     2.  The recruiting budget was significantly reduced.

     3. The benefit packages offered to field clinicians were reduced to require employee participation in payment for health benefits.

     4. Many clinicians had work schedules realigned from full time to pay only for hours worked as a result of the methodology by which Medicare pays for services rendered.

Selling, general and administrative expenses for the three months ended February 28, 1999, were 52% of revenues versus 22% for the same period last year. As previously disclosed, management had stated a prime focus of this year's activity would be to enter the nursing home industry as evidenced by its creation of Perennial Health Management, Inc. A sizable amount of the variance reflected above can be attributed to administrative and general expenses incurred in the start-up of this new company. Although financial reporting this period is consolidated, management estimates that as much as $250,000 of its expenditures this quarter were a direct result of this start-up endeavor. On November 11, 1998, the Company announced it had reached agreement with MediLodge based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center. Additionally, on December 4, 1998, the Company acquired Healthcare of Indiana, a 99 bed nursing home in Scottsburg, Indiana.

This quarter reflects a net loss of $(404,093) or $(.03) per share. These losses are primarily due to the negative impact of PPS reimbursement and the Company's start-up cost associated with Perennial Health Management, Inc. In addition to previously mentioned cost cutting measures, 15 members of management have agreed to a 90-day pay reduction of 10% of their salaries starting December 1, 1998.

NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

The Company generated approximately $10,480,000 in gross revenue for the nine months ended February 28, 1999 compared with $14,377,000 for the same period last year. The cancellation of contracts with a non-related customer due to non-payment contributed approximately $1,325,000 to the change. Management fees totaling approximately $961,900 during this period last year have also not been replaced. The remaining difference of $2,572,000 resulted from the change to PPS referenced earlier. This affect was partially offset by the addition of 23 new contracts during this fiscal year.

The cost of services as a percentage of revenue for the nine months ended February 28, 1999 was 66%. This compares with 67% for the same period in the prior year.

Selling, general and administrative expenses for the nine months ended February 28, 1999 were 45% of revenue versus 21% for the nine months ended February 28, 1998. As previously disclosed, management has stated a prime focus of this year's activity would be to enter the nursing home industry as evidenced by its creation of Perennial Health Management, Inc. A sizable amount of the variance reflected above can be attributed to administrative and general expenses incurred in the start-up of this new company. Although financial reporting this period is consolidated, management estimates that as much as $550,000 of its expenditure for the nine months ended February 28, 1999 were a direct result of this start-up endeavor. On November 11, 1998, the Company announced it had reached agreement with MediLodge based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center. Additionally, on December 4, 1998, the Company acquired Healthcare of Indiana, a 99 bed nursing home in Scottsburg, Indiana.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1999, the Company had working capital of approximately $1,242,000 versus $2,616,000 at May 31, 1998. The decrease resulted from accelerated collections of accounts receivable, including $1,321,000 due from Retirement Care Associates, Inc. This affect was partially offset by a disproportionate decrease in current liabilities due to the start-up of 23 new contracts in the second and third quarters. New contracts typically consume working capital during the start-up phase of operations.

Net cash used in operating activities was approximately $1,576,000 for the nine months ended February 28, 1999. This compares with approximately $641,000 provided by operating activities for the same period in the prior year. The increase is primarily attributable to the increase of accounts receivable.

Net cash used toward investing activities for the nine month period ending February 28, 1999 was approximately $3,685,000. This compares with approximately $237,000 for the same period in the prior year. The increase was primarily due to the $3,561,838 investment made in the Scott County Healthcare Center acquisition. This was partially offset by the $145,000 investment made in Rehab Tools, Inc. ("RTI") in the prior year. RTI is a corporation that is 50% owned by the Company and 50% owned by the unrelated company.

The Company had approximately $2,025,000 provided by in financing activities. This compares with approximately $858,000 provided by financing activities for the same period in the prior year. The increase was primarily attributable to increase in the amount of long term borrowings as compared to the same period in the prior year.

Approximately $1,325,000 or 12% of all revenue for the nine months ended February 28, 1999, related to one customer. In October 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of $1,873,194. On November 25, 1998, the Company accepted a note receivable from the customer for the full amount of the accounts receivable balance. The note receivable bears interest at the rate of 9.5% and is to be repaid at the rate of $50,000 per month for 24 months with the balance of principal and interest payable at that time. The Company subsequently sold the note receivable to a lending institution. The discount was computed on a basis that would assure the lending institution a combined return of 15%; this resulted in a loss on the sale of approximately $170,000. In the event the customer defaults on monthly payments to the lending institution, the lending institution can require the Company to buy back the note. Such an event could have a significant unfavorable effect on the Company's cash flow from operations. However, if the lending institution resells the note receivable, the Company will have no further liability related to the note receivable. As of April 12, 1999, the customer had made all regularly scheduled payments on the note receivable to the lending institution.

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

On April 6, 1999, the Company was notified by First Midwest Bank that it would not renew the line of credit. The current balance is approximately $679,000. The Company is currently negotiating to replace this line of credit.

YEAR 2000 COMPLIANCE

The Company is continuing its assessment of its existing computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs having been written to defining the applicable year using two digits rather than four digits. These systems will falsely recognize the year 2000 as 1900.

As of April 12, 1999, the Year 2000 compliance assessment for corporate operations is complete. All hardware systems have been evaluated to ensure that their internal processors are compliant.

Non-compliant systems have been either replaced or updated to conform to compliance. While the current financial software package is Year 2000 compliant, the Company has decided to migrate to a financial and accounting system which while being Year 2000 compliant also fully integrates to a clinical information system. Policies and procedures for acquisition of hardware and software systems are being modified to ensure that future technology acquisitions and enhancements are compliant.

The Company has instigated an evaluation of the risks of non-information technology problems connected to the Year 2000. Areas of potential exposure to risk are being identified, and assessment of non-information technology status is expected to be completed by May 31, 1999.

Corporate acquisitions will be evaluated for Year 2000 compliance as those transactions are completed. Due diligence on potential acquisitions to this date have revealed no cause for concern regarding the Year 2000 issue.

Additionally, relationships may exist with third-party payors, suppliers, vendors, and others that may have non-compliant computer systems outside of the Company's control. No assurance can be given that fiscal intermediaries, governmental agencies, and other payors with which the Company transacts business and who are responsible for payment to the Company will not experience significant problems with Year 2000 compliance. Failure of these payors to remedy Year 2000 problems could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     None.

Item 5.   Other Events.

     On January 21, 1999, the Company announced the resignation of Chief Financial Officer and director Robert J. Babine. Mr. Babine will continue to serve the Company as a consultant through July 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended February 28, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERENNIAL HEALTH SYSTEMS, INC.



Dated:  April 14, 1999               By: /s/ Michael J. Kitchen
                                         Michael J. Kitchen, Vice President



                                     By: /s/ Frank A. Littriello
                                         Frank A. Littriello, Acting Chief
                                         Financial Officer