Form 10KSB
period 1999-05-31
PERENNIAL HEALTH SYSTEMS INC
filed 1999-09-14
CIK 1034042

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended:  May 31, 1999

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

As of August 31, 1999, 13,395,072 Shares of the Registrant's No Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $5,751,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year:  $13,693,000.

Documents incorporated by reference:  None

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Perennial Health Systems, Inc. (formerly known as In-House Rehab Corportion) and its subsidiaries (the "Company") are engaged in providing, on a contract basis, physical, speech, occupational and respiratory therapy and behavioral health services primarily to long-term care providers. More recently, the Company formed Perennial Health Management, Inc. ("PHM") as a wholly owned subsidiary for the purpose of acquiring, operating and managing nursing home properties. The Company intends to focus its efforts going forward on the operations of PHM and anticipates that a significant portion of its future revenues will be from such operations.

     The Company was initially formed under the laws of the State of Colorado in May 1985 under the name of Perennial Development Corporation for the purpose of engaging in real estate activities.

     On September 29, 1995, the Company acquired all of the outstanding stock of In-House Rehab, Inc. ("IHR"), a Kentucky corporation, in exchange for 10,460,000 shares of the Company's authorized but unissued Common Stock. Such shares were issued to the former shareholders of IHR and represented 85% of the Company's Common Stock outstanding. As a result of this transaction, there was a change in control of the Company. All of the Company's officers and directors resigned, and new officers and directors selected by IHR were elected.

     IHR was formed in September 1994, and is engaged in providing, on a contract basis, physical, speech and occupational therapy services to long-term care providers.

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

     On March 30, 1998, the Company acquired all of the outstanding common stock of Gateway Rehabilitation, Inc. ("Gateway") in exchange for 43,000 shares of the Company's Common Stock in a private transaction. The acquisition was made pursuant to the terms of a Stock Purchase Agreement dated March 1, 1998, among the Company, Gateway and Gateway's shareholders. Gateway provided physical therapy, occupational therapy and rehabilitation program management under contracts with thirty long-term care facilities in Illinois and southwestern Indiana. During the year ended December 31, 1997, Gateway had approximately $2,760,000 in sales and had a net loss of approximately $17,000. At February 28, 1998, Gateway had approximately $883,000 in assets and $1,137,000 in liabilities.

     Two of the former shareholders of Gateway entered into two-year employment agreements with the Company. Under the terms of the Stock Purchase Agreement, the former shareholders of Gateway have the right to require the Company to repurchase the shares of the Company's Common Stock received by them in the transaction for $5.00 per share during the 10 day period commencing May 31, 1999. The former shareholders provided notice to the Company of their intent for the Company to repurchase their shares. In October 1998, the Company filed a complaint against the former shareholders alleging misrepresentation and seeking to reform the Stock Purchase Agreement based on the true state of Gateway at the time of closing. The former shareholders filed a counterclaim seeking enforcement of the agreement and damages. Effective August 27, 1999, the Company reached an agreement in principle to settle with the former shareholders whereby the Company will pay a total of $462,500 to the former shareholders over a 17 month period to satisfy any further obligations under the agreement.

     On June 3, 1997, the Company formed Perennial Health Management, Inc. as a wholly-owned subsidiary for the purpose of acquiring, operating and managing nursing home properties. PHM is exploring acquisition and nursing home management opportunities which may arise as a result of the new Medicare reimbursement-billing system which is expected to have a significant effect on nursing home operators. Management anticipates that some operators may be unable to adapt to the new system and that acquisition and management opportunities may arise.

     In November 16, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "Perennial Health Systems, Inc."

     On December 4, 1998, the Company acquired Scott County Healthcare (SCH), formerly Healthcare of Indiana, a 99 bed nursing home facility in Scottsburg, Indiana, and certain other assets. The acquisition was made in exchange for $3,400,000 in cash from a loan, a seller financed promissory note in the amount of $762,400, and non-qualified stock options to purchase 50,000 shares of the Company's common stock at $2.00 per share. The stock options vest immediately and expire three years from the date of grant. The acquisition was accounted for as a purchase and, accordingly, the results of SCH operations are included in the Company's consolidated financial statements from the date of acquisition.

         Effective July 1, 1999, the Company entered into a 20-year lease agreement on a 228 bed nursing home facility in Beloit, Wisconsin. Monthly base rent payments amount to $47,500 during the initial year and escalate, as scheduled, over the life of the lease. The Company is also responsible for making monthly tax and insurance deposits, which currently approximate $11,900 per month, to the lessor. The Company also entered into an option with the lessor to purchase the facility at any time after six months at a predetermined purchase price. For such option, the Company agreed to make nonrefundable payments to the lessor totaling $360,000, one half to be paid within 90 days of the effective date of the lease and one half to be paid no later than July 1, 2000. Such payments for the option will be credited against the purchase price if the option is exercised.

     Effective September 1, 1999, the Company agreed to sell its rights to contracts with Central Arkansas Nursing Centers along with related accounts receivable and certain equipment to an organization owned principally by two management members of the Company. One of the owners is the son of the Company's President and Chief Executive Officer. The purchasers also agreed to assume certain employee-related liabilities. The purchase price will be approximately $340,000 with a down payment of approximately $250,000 and the balance to be paid in quarterly installments beginning on April 1, 2000.


     All references to the "Company" herein refers to the Company and its subsidiaries, unless the context otherwise requires.

NURSING HOME OPERATIONS

         The Company believes that the demand for long-term care is increasing. Improved medical care and advances in medical technology continue to increase the survival rates for victims of disease and trauma. Many of these patients never fully recover and require long-term care. The incidence of chronic medical complications increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes that there will be an increase in the demand for long-term care at all levels of the continuum of care.

         At the same time, the healthcare system of the United States is experiencing a period of significant change. Factors affecting the healthcare system include the implementation of a Medicare prospective payment system ("PPS") for nursing centers and other cost containment measures, the expansion of managed care, improved medical technology, an increased focus on measurable clinical outcomes, a growing public awareness of healthcare spending by governmental agencies at Federal and state levels, and heightened regulatory scrutiny by Federal and state regulators. Payors increasingly are requiring providers to move patients from more costly, high-acuity care environments to lower-acuity care settings as quickly as is medically appropriate.

     Certain members of the Company's management have experience in managing and operating nursing homes. In addition, the Company has experience in working with nursing home operators in providing therapy services to their patients.

     The Company plans to acquire, through purchase or lease, long-term care facilities that provide both routine and ancillary services. Routine services such as room and board and basic nursing care services are provided in skilled long-term care facilities and assisted living/independent living facilities. Certain long-term care facilities may also provide specialty services such as HIV care, Alzheimer's disease units, wound care, subacute care, and stroke and accident rehabilitation. It is anticipated that any facilities acquired will derive most of their revenues from Medicaid and Medicare.

     The Company may also agree to manage facilities for nursing home operators. Such services would be performed under contracts which provide for a fixed fee or a percentage of revenue as compensation for the management services provided.

     In evaluating an existing facility for acquisition, management will consider the facility's historical occupancy rates and payor mix, reputation and compliance history, physical condition and appearance, labor force stability, the availability of financing on acceptable terms and, in the case of assisted/independent living facilities, the demographics of the surrounding area. There can be no assurance that the Company will locate additional suitable acquisitions or management opportunities.

     As of September 1, 1999, the Company owned or leased and operated 2 long-term care facilities with 327 skilled long-term care beds. These facilities are located in Indiana and Wisconsin.

     The Company has an agreement in principle with The Medilodge Group, Inc., based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center for approximately $79 million. The acquisition is contingent upon the completion of the Company's due diligence review; the receipt and approvals from certain licensing authorities; obtaining financing; and the satisfaction of customary closing conditions. Due to these contingencies and the current state of the nursing home industry, it is not certain when, if ever, this acquisition will occur. In the interim, the Company is providing contract rehabilitation services at these facilities.

     The Company's long-term care facilities provide both routine and ancillary services. Routine services such as room and board and basic nursing care services are provided. The Company provides a full range of occupational, physical, speech and respiratory therapy in its long-term care facilities. The Company derives most of its revenue for ancillary services from Medicare reimbursement. See "Reimbursement/Government Programs."

     The Company's strategy is to increase the number of long-term care facilities that it operates primarily by acquiring by purchase or lease independently-owned long-term care facilities and assisted/independent living facilities located in the United States. Key elements of this strategy include: (i) acquiring and developing additional long-term care facilities;
(ii) increasing facility occupancy rates; (iii) improving the payor mix at the Company's long-term care facilities; and (iv) achieving operating efficiencies.

THERAPY OPERATIONS

     The Company provides rehabilitation services to nursing facilities on a contract basis. These include physical therapy, occupational therapy, speech-language pathology and behavioral health services. Physical therapy enhances muscular and neural responses in an effort to improve patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders. Behavorial health services is the evaluation and treatment of patients suffering from psychological and emotional disorders.

     The long-term care industry has typically contracted for therapy services for the following reasons:

          INSUFFICIENT CASELOAD. The average nursing facility of approximately 100 beds has insufficient and/or irregular caseloads, which makes it uneconomical to operate its own therapy program with the full-time employment of therapists and the associated costs of administration.

          THERAPY STAFFING. Consistent staffing levels are difficult to maintain, which jeopardizes service levels and quality. Employee turnover in the rehabilitation industry is high relative to other industries because of the supply/demand imbalance.

          EXPERTISE. Therapy revenues represent a relatively small percentage of a nursing facility's total revenues and operating activities.
Reimbursement and regulatory complexities concerning appropriate utilization, documentation, denials management and quality oversight, if inadequately administered, can seriously erode the profitability of therapy programs staffed by and managed by employees of the nursing facility. As a result, nursing facilities frequently choose to contract for specialized expertise, especially in view of the changing reimbursement environment.

     The current environment is unsettled. The Company believes that it is well-positioned to compete effectively with other contractors due to: (i) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality, (ii) reimbursement and regulatory expertise to assist nursing facility operators in their dealings with third-party payors, principally Medicare, and (iii) sophisticated management information systems to assist operators in analyzing clinical outcomes, therapy utilization, claim denials, staffing and marketing and educational activities. However, the Company expects therapy revenues to become a much smaller percentage of its overall revenues in the future.

OTHER MATTERS AFFECTING NURSING HOME AND THERAPY OPERATIONS

Competition

     The health care industry in general, and rehabilitation in particular, is highly competitive and subject to continual changes in methods of service delivery and provider selection.

    The Company's competitive position in nursing home operations will vary within each community served. The Company believes that the quality of care provided, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the charges for services, are significant competitive factors. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based on fixed rates or cost reimbursement principles), there is significant competition for private payment patients.

    The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions.

     Therapy services is largely a local market business and competition varies considerably among markets. The primary competitive factors in such local markets are quality of patient care services, charges for services and responsiveness to meeting the needs of patients, customer health care facilities, referral sources and payors.

     Key competitive factors in the contract therapy services business include the ability to provide therapy staff to meet the therapy needs at customer facilities and the ability to provide management and clinical support to such staff. The Company competes in local markets with other national, regional and local contract therapy providers. The demographics of potential customers are expected to change as some larger nursing home chains attempt to take their services in-house. This may increase the competition for remaining customers. The successful development of such in-house programs by a large number of customers could adversely affect the Company's ability to expand its customer contracts in the nursing home industry. The Company has sought to diversify its customer and revenue base by focusing on the development of its nursing home operations.

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

Reimbursement/Government Programs

     Reimbursement for long-term care services is available through Medicare, Medicaid, commercial insurance, managed care programs, veterans' benefits, workers' compensation and other government programs. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the Federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. In many states, Medicaid reimburses for rehabilitation services for eligible recipients.

     Nursing home revenues are derived principally from Medicare and Medicaid programs and from private payment patients. Changes in the mix of the Company's patient population among these three categories significantly affect the profitability of the Company's nursing home operations. Although Medicare and high acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private payment patients generally constitute the most profitable category and Medicaid patients generally constitute the least profitable category.

     Medicare revenues are subject to the new prospective payment system ("PPS") for Medicare contained in the Balance Budget Act of 1997. Prior to the implementation of PPS, nursing home reimbursement was based upon reasonable direct and indirect costs of services provided to patients. For nursing homes that participated in the Medicare program prior to October 1995, the Medicare PPS rates will be phased in over a four year period. During the first three years, the rates will be established by a blend of facility-specific costs and a federally determined acuity level rate. The portion of the rate affected by acuity level will increase from 25% in year one to 75% by year three. In year four, the entire PPS rate will be based on federal determined acuity levels. Nursing homes that were not in the Medicare program prior to October 1995 will go directly to the federally determined acuity level rate.

     The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

     A substantial portion of the Company's business is reimbursed by Medicare, Medicaid and private payment. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by the Company, or the provision of services and supplies by the company, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services.

Government Regulation

     The healthcare industry is subject to extensive Federal, state and local regulation. In particular, the operation of nursing home facilities and the provision of healthcare services are subject to federal, state and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, compliance with building codes and environmental laws. Nursing home facilities are also subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law and certification under the Medicare and Medicaid programs. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's growth and could prevent it from offering its existing or additional services.

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

     Various federal and state laws govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Antikickback Amendments. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. These operations also are subject to additional antifraud and abuse provisions contained in the Budget Act. In addition, many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state. While the Company intends to structure its relationships with physicians to comply with these laws, there can be no assurance that regulatory authorities or other parties will not assert that the Company's relationship with physicians violates these laws.

     In addition to license requirements, many states have statutes that require a Certificate of Need ("CON") to be obtained prior to the construction of a new nursing center, the addition of new beds or services or the incurrence of certain capital expenditures. Certain states also require regulatory approval prior to certain changes in ownership of a nursing home facility. Certain states have eliminated their CON programs and other states are considering alternatives to their CON programs. To the extent that CONs or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

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

Insurance

     The Company's nursing home and therapy operations are subject to personal injury and other liability claims which are normally covered by insurance.
The Company maintains liability insurance coverage in amounts deemed appropriate based on the nature and risks of the business. There can be no assurance that a future claim will not exceed insurance coverage or that such coverage will continue to be available. In addition, continued substantial increases in the cost of such insurance could have an adverse effect on the Company's business.

EMPLOYEES

     As of September 1, 1999, the Company had approximately 203 employees of which 94 are full-time. The Company's employees are not represented by any labor union. Management believes that its relationships with employees are favorable.

ITEM 2.  PROPERTIES.

         The Company's properties consist principally of its corporate headquarters and its nursing home facilities.

     Effective February 1, 1997, the Company entered into a new five year lease for approximately 7,400 square feet of office space at Waterfront Plaza, 325 West Main Street, Louisville, Kentucky 40202. The base rent is $7,068 per month and is fixed for the five year period.

         Effective December 4, 1998, the Company acquired Scott County Healthcare, a 99 bed nursing home facility in Scottsburg, Indiana. Monthly mortgage payments under a 10-year mortgage are $28,790.

         Effective July 1, 1999, the Company entered into a 20-year lease agreement on a 228 bed nursing home facility in Beloit, Wisconsin. Monthly base rent payments amount to $47,500 during the initial year and escalate, as scheduled, over the life of the lease. The Company is also responsible for making monthly tax and insurance deposits, which currently approximate $11,900 per month, to the lessor. The Company also entered into an option with the lessor to purchase the facility at any time after six months at a predetermined purchase price. For such option, the Company agreed to make nonrefundable payments to the lessor totaling $360,000, one half to be paid within 90 days of the effective date of the lease and one half to be paid no later than July 1, 2000. Such payments for the option will be credited against the purchase price if the option is exercised.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its subsidiaries are not currently parties to any litigation that management believes would have a material adverse effect on the financial condition or results of operations of the Company except as described below.

         On October 16, 1998, the Company filed suit in the Jefferson Circuit Court, Jefferson County, Kentucky, against the former shareholders of Gateway Rehab, Inc., claiming, among other things, that such shareholders had misrepresented certain assets and liabilities on the financial statements of Gateway Rehab that were used in the valuation of the business. The former shareholders of Gateway Rehab responded to the claims of the Company by filing a counterclaim asking for enforcement of the agreements without adjustments, as well as for other damates. Effective August 27, 1999, the Company reached an agreement in principle to settle with the former shareholders of Gateway Rehab whereby the Company will pay a total of $462,500 to the former shareholders over a 17 month period to satisfy any further obligations of the Company. The settlement amount is included as an accrued expense on the Company's balance sheet as of May 31, 1999.

         During 1995, Greystone Partnerships Group, Inc. ("Greystone") commenced litigation against David V. Hall, the Company's President, claiming it was entitled to compensation as a finder for an investment made by Retirement Care Associates, Inc. in the Company. Effective February 17, 1999, as part of a settlement agreement the Company agreed to enter into an agreement to retain Greystone as a finder for potential acquisitions of properties and to pay Greystone a total of $97,000 over a 24 month period. As of May 31, 1999, $27,500 of the amount had been paid and the remainder was included as an accrued expense on the Company's balance sheet at May 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the period covered by this Report.

                                  PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The principal market for trading the Company's Common Stock has been the over-the-counter market. Since December 1995, prices for the Company's Common Stock have been quoted on the OTC Bulletin Board. The trading symbol is currently "PHSS."

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

                                                     BID
                                               ---------------
    YEAR ENDED MAY 31, 1999                    HIGH       LOW
    -----------------------                    ----       -----
    First Quarter                              $2.56      $1.31
    Second Quarter                              2.75        .69
    Third Quarter                               1.69        .75
    Fourth Quarter                              1.69        .75

    YEAR ENDED MAY 31, 1998                    HIGH        LOW
    -----------------------                    ----       -----
    First Quarter                              $3.50      $2.25
    Second Quarter                              2.25       0.81
    Third Quarter                               1.25       0.88
    Fourth Quarter                              2.63       1.03



     As of September 1, 1999, there were approximately 267 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are more than 500 beneficial owners of the Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

         Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Annual Report on Form 10-KSB. Factors that may affect the plans or results of the Company include, without limitation, (i) the Company's success in implementing its business strategy, (ii) the nature and extent of future competition, (iii) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (iv) the Company's ability to effectively manage and operate its properties, (v) the ability of the Company and its significant vendors, suppliers and payors to timely identify and correct all relevant computer codes and date sensitive chips prior to the year 2000 or replace noncompliant equipment with year 2000 compliant equipment and
(ix) changes in the general economic conditions and/or in the markets in which the Company competes. Many of these factor are beyond the control of the Company and its management.

OVERALL SUMMARY

     The following discusses the results of operations for the fiscal years ended 1999 and 1998.

FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO FISCAL YEAR ENDED MAY 31, 1998

     Net revenues for the year ended May 31, 1999 decreased from the prior year by $4,994,000, or 27% to $13,693,000. Without new nursing home revenues of $1,543,000, pertaining to the acquisition of Scott County Healthcare on December 4, 1998, net revenues would have declined by 35%. The significant reduction was primarily due to the implementation of Medicare's Prospective Payment System (PPS) and a reduction in unprofitable therapy contracts. Under PPS, Medicare payments are made under a fee schedule and certain services are limited to per beneficiary caps. Prior to PPS, Medicare reimbursement was made based primarily on the provider's cost of services rendered, with less extensive limitation.

     Cost of services as a percentage of revenue for the year ended May 31, 1999, were 59% as compared to 57% in the prior year. The increase is primarily attributable to the reduction in net revenues as a result of the implementation of PPS as discussed above. Costs of providing therapy services could not be reduced as rapidly as revenues declined.

     Selling, general and administrative expenses as a percentage of revenue for the year ended May 31, 1999, were 46% as compared to 28% in the prior year. The increase is primarily attributable to the following factors: (1) the reduction in net revenues as a result of the implementation of PPS and the reduction in unprofitable contracts as discussed above, (2) over $610,000 in fourth quarter write offs and adjustments pertaining to litigation settlement and other matters, and (3) management's decision to incur the necessary start-up costs to enter the nursing home industry.

     Bad debt expense increased to 31% of revenues for the year ended May 31, 1999, as compared to 5% in the prior year. Several significant customers, including three that filed for protection under bankruptcy statutes, were unable to pay all or part of their accounts receivable balances during 1999 and were written off or an allowance was provided.

     Amortization expense increased to 4.5% of revenues for the year ended May 31, 1999, as compared to .4% in the proir year. The increase is due to the write off of unrecoverable intangible costs in 1999.

     Interest expense for the year ended May 31, 1999, was $508,000 versus $370,000 in the prior year. The increase resulted from increased borrowings on the credit line in order to finance the Company's decrease in working capital during fiscal 1999.

     The income tax benefit for the year ended May 31, 1999, was 12.5% as compared to an income tax provision of 40.6% for the year ended May 31, 1998. The change resulted from a taxable loss in 1999 compared to taxable income in 1998.

     The Company's net loss as a percentage of revenue was 42% for the fiscal year ended May 31, 1999 as compared to net income of 3% of revenues for the fiscal year ended May 31, 1998. The decrease is primarily attributable to the significant increase in bad debt expense and the implementation of PPS as discussed above.

Fourth Quarter Adjustments

         Preparation of financial statements requires a number of estimates and judgments that are based upon the best available information at the time. In addition, management regularly reviews the methods used to recognize revenues and allocate costs to ensure that the financial statements reflect properly the results of interim periods. During the fourth quarter of 1999, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows:

Write off of bad debts or provision
  for doubtful accounts receivable        $3,979,000
Write off unrecoverable intangible
  costs                                      697,000
Litigation settlement costs                  428,000
Adjustment of income taxes                  (288,000)
Other                                        181,000
                                          ----------
                                          $4,997,000
                                          ==========
LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 1999, the Company had a working capital deficit of $2,448,000 as compared to positive working capital of $2,616,000 at May 31, 1998. The decrease was primarily due to a decrease in accounts receivable which was the result of significant bad debts written off and reductions in revenue as a result of the implementation of PPS and the reduction in unprofitable contracts as discussed above.

     Net cash used in operating activities totaled $141,994 for the year ended May 31, 1999, as compared to $878,000 of net cash provided by operating activities in the prior year. The decrease was primarily due to significant bad debts written off and reductions in revenue as a result of the implementation of PPS as discussed above.

     The Company used $3,710,000 toward investing activities during the year ended May 31, 1999, compared with $277,000 in the prior year. The increase is primarily attributable to the acquisition of Scott County Healthcare during fiscal 1999.

     Net cash provided by financing activities for the year ended May 31, 1999, was $3,599,000 as compared to $243,000 of net cash used in financing activities for the prior year. The increase was primarily due to new financing related to the acquisition of Scott County Healthcare and a new term loan pertaining to the Company's repurchase of a promissory note from its primary lender.

     On August 28, 1998, the Company's existing line of credit was replaced by a line of credit agreement at another lending institution. The new agreement provides for total borrowings up to $5,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the LIBO rate plus 3.25%, payable monthly.

     The Company's significant loss for the year ended May 31, 1999, resulting loss of working capital and working capital deficit at May 31, 1999, made it necessary for the Company to supplement its short-term working capital needs through the following steps:

     * On June 9, 1999, the Company entered into an agreement with its primary lender to temporarily advance the Company $500,000 against estimated federal, state and local tax refunds for the year ended May 31, 1999. The advance was repaid to the lender on July 9, 1999.

     * On July 9, 1999, the Company received $500,000 from five private investors in exchange for promissory notes and warrants to purchase Common Stock.

     * On July 16, 1999, the Company entered into a term loan with its primary lender for $2,300,000. $700,000 of the term loan is to be used as working capital and $1,600,000 of the loan is to fulfill the Company's obligation to repurchase a note that was previously sold with recourse to the lender when the payor of the note filed for Chapter 11 bankruptcy protection. As further consideration, the lender also received warrants to purchase Common Stock.

     The Company's Gateway Rehabilitation, Inc. ("Gateway") subsidiary also has a revolving line of credit agreement with a bank which provides for total borrowings of $1,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the prime rate plus .25%, payable monthly. This line of credit is collateralized by the accounts receivable of Gateway. Total borrowings under this agreement were $363,000 at May 31, 1999. The Company was notified in April 1999 that this line of credit would not be renewed and the remaining balance is being extinguished as GR accounts receivable are collected. The remaining balance at August 30, 1999 was $136,000.

     Considerable uncertainty remains with respect to whether the existing line of credit together with cash flow from operations and the supplement to short term working capital described above will be sufficient to meet the Company's current cash requirements and whether the Company has sufficient access to additional funding sources, if needed. Additionally, the Company is not in compliance with certain financial ratios and covenants contained in its line of credit agreement with its primary lender. Additionally, business expansion may create a need for additional funding which the Company would need to raise through additional borrowing and/or an offering of debt securities.

     The Company has an agreement in principle with The Medilodge Group, Inc., based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center for approximately $79 million. The acquisition is contingent upon the completion of the Company's due diligence review; the receipt and approvals from certain licensing authorities; obtaining financing; and the satisfaction of customary closing conditions. Due to these contingencies and the current state of the nursing home industry, it is not certain when, if ever, this acquisition will occur.

         Except as described above, the Company has no commitments for material capital expenditures.

YEAR 2000 COMPLIANCE

     The Company continues to assess its existing computer systems to identify the hardware and software systems that could be affected by the "Year 2000" issue, which results from computer programs having been written to define the applicable year using two digits rather than four digits. These systems will falsely recognize the year 2000 as 1900.

     Policies and procedures for acquisition of hardware and software systems have been modified to ensure that future technology acquisitions and enhancements are compliant.

         As of April 12, 1999, the Year 2000-compliance assessment for corporate operations was complete. All hardware systems have been evaluated to ensure that their internal processors are compliant. Non-compliant systems have been either replaced or updated to conform to compliance.

     The Company is in the process of converting to a new financial and clinical package that conforms to Year 2000 requirements. The corporate office plans to be fully converted and operational on October 1, 1999. Facilities owned or managed by the company as of August 15, 1999 are planned to be fully converted as of the same date.

     The Company has completed an evaluation of the risks of non-information technology problems connected to Y2K. Areas of potential exposure to risk have been identified as of May 31, 1999, and are being resolved.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS No. 130 were effective for the year ended May 31, 1999 and did not have a material impact on the Company's financial statements.

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

     In its audit of the Company's financial statements for the year ended May 31, 1997, C&L had completed most of its audit procedures by the end of July 1997 and had not raised any significant concerns about the Company's financial statements, other than the following. On Friday, August 1, 1997, prior to the Company's scheduled fourth quarter earnings release on Monday, August 4, 1997, C&L advised the Company that it had concerns about the collectability of certain accounts receivable from Retirement Care, a major customer of the Company and a 27.4% shareholder of the Company's outstanding Common Stock. Retirement Care had historically been a slow paying customer, but even at that time continued to make payments on the balances due to the Company for services rendered.

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

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

     NAME               AGE        POSITIONS AND OFFICES HELD
     ----               ---        --------------------------
David V. Hall           57         Chairman, Chief Executive Officer,
                                   President and a Director

David W. Lester         46         Chief Financial Officer, Treasurer,
                                   Secretary and a Director

Timothy M. Graven       49         Director

Bert L. Blieden         65         Director

Rebecca H. Krueger      44         Chief Operating Officer


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

     DAVID V. HALL - CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Hall has been President and Director of the Company since September 1995, and has held these same positions with In-House Rehab, Inc. ("IHR"), the Company's wholly-owned subsidiary, since September 1994. From 1986 to 1993, he was President of The Cardinal Group, a nursing home operator which he founded, which grew to 26 nursing homes. Mr. Hall sold this company in 1993, and he was actively involved in winding up this sale until the Summer of 1994. During this period of time and until September 1994, he also worked on plans for starting In-House Rehab, Inc. Since 1994, Mr. Hall has also served as Chairman of the Board of Hallmark Communications, a company engaged in selling long distance telephone service, primarily to businesses. From 1980 to 1985, he was President, founder and sole owner of Cardinal Medical Corporation which operated six full service nursing homes in Kentucky, which were sold to Hillhaven Corp. in 1985 due to a change in Kentucky's Medicaid reimbursement regulations. From 1977 to 1980, he was President, founder and sole owner of Clinical Management Associates, a contract respiratory and cardiopulmonary company which provided professionals and equipment to acute care hospitals. At the time that Mr. Hall sold this company, it provided services to 22 hospitals in five states, had annual revenues of $6 million and had approximately 220 employees. He received a B.A. Degree from the University of Louisville in 1964.

     DAVID W. LESTER - CHIEF FINANCIAL OFFICER, TREASURER, SECRETARY AND DIRECTOR. Mr. Lester, a certified public accountant, joined the Company and has been Chief Financial Officer since June 1999. He has been Treasurer, Secretary and a Director since July 1999. From March 1998 to May 1999, Mr. Lester was Chief Financial Officer of Micro Computer Solutions, Inc., a regional information technology services firm. He served as Chief Operating Officer and Chief Financial Officer for Kentucky Medical Insurance Company, a publicly-traded provider of medical professional liability insurance formed by the Kentucky Medical Association to help combat the medical malpractice crisis during the late 1970s, from 1985 to 1996. Mr. Lester serviced as Chief Financial Officer of Stratton-Cheeseman Management Company, a management company that manages Louisville-based Kentucky Medical Insurance Company and insurance company operations in several other states, from 1996 to 1997. Mr. Lester began his career with KPMG Peat Marwick, where he worked in the firm's Louisville and New York offices from 1975 to 1985. He received a B.S. Degree in Accounting from Western Kentucky University in 1975.

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

     REBECCA H. KRUEGER - CHIEF OPERATING OFFICER. Mrs. Krueger became employed by the Company in June 1996, and became Chief Operating Officer in September 1996. From September 1990 to December 1995, she was employed by Transitional Health Services ("THS") which was acquired by WelCare International Management Corporation, Atlanta, Georgia ("WelCare") in December 1995, and continued to be employed by WelCare until June 1996. THS and WelCare operate and manage a large number of nursing home facilities. Initially, Mrs. Krueger was Director of Nursing of a facility owned by THS where she supervised a nursing staff of approximately 160 persons, and directed a rehabilitation program. Beginning in May 1992, she became a Regional Nurse Consultant/Quality Assurance Specialist for THS, and was responsible for eight facilities in evaluating staff performance and compliance with federal and state regulations. In January 1994, Mrs. Krueger became a Regional Director of Operations for THS where she was responsible for the total operations of three to six long-term care facilities in Indiana, Kentucky and Arkansas. Finally, from March 1996 to June 1996, she was National Director of Subacute Services for WelCare, where she was responsible for the development of all subacute and postacute programs for up to 78 facilities. Mrs. Krueger graduated from the University of the State of New York in 1989 with an Associate Science and Nursing Degree.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that David V. Hall filed one Form 4 reporting one transaction late and Bert L. Blieden filed one Form 4 reporting two transations late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other Executive Officer who received total salary and bonus in excess of $100,000 for the fiscal years ended May 31, 1999, 1998 and 1997:

                                  SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                                                       ---------------------------
                                                            AWARDS         PAYOUTS
                                                       ------------------  -------
                           ANNUAL COMPENSATION                   SECURI-
                     --------------------------------            TIES UN-
                                              OTHER    RE-       DERLYING          ALL
                                              ANNUAL   STRICTED  OPTIONS/          OTHER
NAME AND PRINCIPAL                            COMPEN-  STOCK     SARs      LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS     SATION   AWARD(S)  (NUMBER)  PAYOUTS SATION
------------------  ----  -------  --------  -------  --------  --------  ------- ------
David V. Hall,      1999  $248,066  $   -     $15,350    -0-        -0-      -0-  $8,377
 President                                    <FN1>                               <FN2>
                    1998  $206,538  $  4,783  $15,617    -0-     100,000     -0-  $10,320
                                              <FN3>                               <FN2>
                    1997  $192,308  $ 28,803  $11,271    -0-     200,000     -0-  $12,215
                                              <FN4>                               <FN2>


Robert J. Babine,   1999  $122,834  $   -     $15,456    -0-       -0-       -0-  $1,419
 Chief Financial                              <FN6>                               <FN7>
 Officer <FN5>      1998  $123,923  $   -     $14,062    -0-       -0-       -0-  $1,774
                                              <FN8>                               <FN7>
                    1997  $110,000  $ 15,568  $ 8,347    -0-       -0-       -0-  $ 1,515
                                              <FN9>                               <FN7>

Rebecca H. Krueger, 1999  $128,142  $   -     $ 7,300    -0-       -0-       -0-  $  -
 Chief Operating                              <FN10>
 Officer            1998  $108,533  $ 12,500  $ 7,300    -0-      37,500     -0-  $  -
                                              <FN10>

Michael J. Kitchen, 1999  $104,892  $   -     $ 7,800    -0-       -0-       -0-  $  -
 Vice President, <FN11>                       <F12>
 Secretary and
 General Counsel

------------------

<FN1>
Represents $5,532 paid for medical insurance benefits above those provided to other full-time employees of the Company and $9,818 paid for expenses of an automobile provided for Mr. Hall's use.
<FN2>
Represents the premium paid for a term life insurance policy provided for Mr. Hall's benefit.
<FN3>
Represents $5,383 paid for medical insurance benefits above those provided to other full-time employees of the Company and $10,234 paid for expenses of an automobile provided for Mr. Hall's use.
<FN4>
Represents $11,271 paid for expenses of an automobile provided for Mr. Hall's use.
<FN5>
Mr. Babine resigned effective January 21, 1999.

                                                        21

<FN6>
Represents $11,700 paid to Mr. Babine for the use of an automobile and $3,756 paid for medical insurance benefits above those provided and other full time employees of the Company.
<FN7>
Represents the premium paid for a term life insurance policy provided for Mr. Babine's benefit.
<FN8>
Represents $10,600 paid to Mr. Babine for the use of an automobile and $3,462 paid for medical insurance benefits above those provided and other full time employees of the Company.
<FN9>
Represents compensation paid to Mr. Babine for the use of an automobile.
<FN10>
Represents an automobile allowance paid to Ms. Krueger.
<FN11>
Mr. Kitchen's employment was terminated effective June 22, 1999.
<F12>
Represents an automobile allowance paid to Mr. Kitchen.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options made to each of the Executive Officers named above during the fiscal year ended May 31, 1999:

                                          INDIVIDUAL GRANTS
                   ----------------------------------------------------------
                   NUMBER OF     PERCENT OF TOTAL
                   SECURITIES      OPTIONS/SARs
                   UNDERLYING       GRANTED TO       EXERCISE
                   OPTION/SARs     EMPLOYEES IN      OR BASE      EXPIRATION
                   GRANTED (#)     FISCAL YEAR     PRICE ($/SH)      DATE
                   -----------   ----------------  ------------   ----------
David V. Hall         -0-                --             --            --
Robert J. Babine      -0-                --             --            --
Rebecca H. Krueger    -0-                --             --            --
Michael J. Kitchen    -0-                --             --            --


                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES

                                            SECURITIES       VALUE OF
                                            UNDERLYING       UNEXERCISED
                                            UNEXERCISED     IN-THE-MONEY
                     SHARES                 OPTION/SARs     OPTION/SARs
                   ACQUIRED ON               AT FY-END       AT FY-END
                    EXERCISE                EXERCISABLE/    EXERCISABLE/
                    (NUMBER)     REALIZED   UNEXERCISABLE   UNEXERCISABLE
                   -----------   --------   -------------   -------------
David V. Hall         -0-          -0-      100,000 / 0          $0 / 0
Robert J. Babine      -0-          -0-            0 / 0          $0 / 0
Rebecca H. Krueger    -0-          -0-      147,500 / 0          $0 / 0
Michael J. Kitchen    -0-          -0-       85,000 / 0          $0 / 0

     Effective February 1, 1998, the Company entered into a new three year employment agreement with David V. Hall, President of the Company. The agreement is for a term of three years, but is automatically renewed for a three year term on a monthly basis. The Employment Agreement provides that Mr. Hall will devote a substantial portion of his time to the Company, and will receive a base salary of $220,000 per year. Mr. Hall will also receive bonuses at the discretion of the Board of Directors and the use of an automobile at a maximum cost of $12,000 per year. In addition, the employment agreement provides that the Company will pay for a term life insurance policy in the amount of $2,000,000. The proceeds of this policy will be payable to the estate of Mr. Hall.

     In the event that the Company terminates Mr. Hall's employment agreement without cause, or as a result of a change in control, the Company will be required to pay the base salary for the remaining initial term of the agreement, or twelve (12) months, whichever is greater. In addition, the Company may be required to repurchase up to 50% of the stock held by Mr. Hall and provide for family medical insurance until the age of 65.

    Effective January 21, 1999, the Company announced the resignation of Mr. Robert J. Babine as Chief Financial Officer, Treasurer and Director of the Company. Mr. Babine will continue receiving compensation at the rate of $122,000 per year, plus health benefits, through December 31, 1999.

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

         Effective June 22, 1999, Mr. Michael J. Kitchen's employment as Vice President, Secretary and General Counsel with the Company was terminated. Mr. Kitchen will receive a total of $135,000 plus interest with $42,000 to be paid during the initial year following his termination and the balance to be paid under prescribed options, at Mr. Kitchen's discretion. Mr. Kitchen continues to serve as outside counsel to the Company.

         Effective June 1, 1999, the Company entered into a one year employment agreement with David W. Lester to become the Chief Financial Officer of the Company. The agreement provides that Mr. Lester will devote a substantial portion of his business time, energy and skill to the affairs of the Company and will receive a base salary of $175,000 per year and his base salary will be increased each year by at least the increase in the cost of living index. Mr. Lester will also receive bonuses of up to 25% of the base salary based on meeting certain criteria and the Company will provide an automobile allowance of $650 per month plus insurance on said vehicle. In addition, the employment agreement provides that the Company will pay for a term life policy in the amount of $250,000, the proceeds which shall be payable to Mr. Lester's estate. Further, the agreement provides that non-qualified, non-plan stock options to purchase 250,000 shares be issued to Mr. Lester, 100,000 shares of which vest as of the effective date and 50,000 shares of which vest each successive six month period of employment.

         In the event that the Company terminates Mr. Lester's employment agreement without cause, or as a result of a change in control, the Company will be required to pay Mr. Lester's base salary for a period of 180 days.

DIRECTOR COMPENSATION

     Effective in August 1997, outside Directors of the Company receive a fee of $500 per month and will receive stock options to purchase 2,500 shares of Common Stock each year for their services in such capacity. Directors are also reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company.

STOCK OPTION PLAN

     In October 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. As originally adopted, the total number of shares of Common Stock subject to options under the 1996 Plan was not to exceed 1,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The option price cannot be less than the fair market value of a share on the date the option is granted and it must be satisfied by the payment of cash.

     The Board of Directors may amend the 1996 Plan at any time, provided that the Board may not amend the 1996 Plan to materially increase the number of shares available under the 1996 Plan, materially increase the benefits accruing to Participants under the 1996 Plan, or materially change the eligible class of employees without shareholder approval.

OUTSTANDING OPTIONS UNDER THE PLAN

     On December 26, 1996, the Company's Board of Directors granted options to purchase an aggregate of 112,000 shares of Common Stock at $2.00 per share under the 1996 Plan. The options are fully vested and expire three years after the date of grant. Included in these options are non-qualified options to purchase 100,000 shares granted to Rebecca Krueger, Chief Operating Officer of the Company.

     On March 4, 1997, the Company issued non-qualified options, under the 1996 Plan, to purchase 50,000 shares of Common Stock to an outside consultant at $2.25 per share which was equal to the fair market value on the date of grant. The options are exercisable for three years from the date of grant.

     On May 19, 1997, the Company's Board of Directors granted options to purchase an aggregate of 158,000 shares of Common Stock at $3.00 per share under the 1996 Plan. The options vest over various periods up to three years and expire three years after the date of grant. Included in these options are options granted to the following officers of the Company: Rebecca Krueger to purchase 10,000 shares of Common Stock; Michael Kitchen to purchase 15,000 shares of Common Stock; and Nicole Perry to purchase 25,000 shares of Common Stock. Mr. Kitchen's and Ms. Perry's options were canceled effective with the termination of their employment on June 22, 1999 and January 18, 1999, respectively.

     On June 9, 1997, the Company's Board of Directors granted options to an employee to purchase 20,000 shares of Common Stock at $3.31 per share under the 1996 plan. The options are fully vested and expire three years after the dte of grant.

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

     On November 17, 1997, the Company's Board of Directors granted options to purchase an aggregate of 100,000 and 20,000 shares of Common Stock at $1.20313 and $1.094 per share, respectively, to five employees under the 1996 Plan. These options vest immediately and expire three years after the date of grant. Included in these options are options granted to David V. Hall, an officer, to purchase 100,000 shares at $1.20313, and to Nicole D. Perry, a former officer, to purchase 12,500 shares of Common Stock at $1.094 per share. Mr. Hall voluntarily terminated these options effective July 16, 1999. Ms. Perry's employment was terminated effective January 18, 1999 and these options expired on May 30, 1999.

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

     On December 16, 1997, the Company's Board of Directors granted non-qualified options to purchase an aggregate of 75,000 shares of Common Stock at $1.3125 per share, which was equal to the fair market value on the date of grant, to three consultants under the 1996 Plan. These options vest immediately and expire three years after the date of grant.

     On December 22, 1997, the Company's Board of Directors granted options to an employee to purchase 10,000 shares of Common Stock at $1.3125 per share under the 1996 Plan. The options vest over a period of six months and expire three years from the date of grant.

     On March 24, 1998, the Company's Board of Directors granted options to purchase an aggregate of 170,500 shares of Common Stock at $1.21875 to 21 employees under the 1996 Plan. These options vest immediately and expire three years after the date of grant. Included in these options are options granted to Rebecca H. Krueger, Michael J. Kitchen and Nicole D. Perry, officers of the Company, to purchase 25,000, 20,000 and 14,000 shares of

Common Stock, respectively. Mr. Kitchen's options were canceled effective with the termination of his employment on June 22, 1999. Ms. Perry's options expired effective May 30, 1999.

     On July 1, 1998, the Company's Board of Directors granted non-qualified options to an employee to purchase 160,000 shares of Common Stock at $2.50 per share under the 1996 Plan. The options vest over a period of one year and expire three years from the date of grant.

     On July 6, 1998, the Company's Board of Directors granted options to an employee to purchase 45,000 shares of Common Stock at $2.50 per share under the 1996 Plan. The options vest at the rate of 15,000 per year and expire three years from the date of grant.

     On July 13, 1998, the Company's Board of Directors granted options to an employee to purchase 5,500 shares of Common Stock at $2.39 per share under the 1996 Plan. The options are fully vested and expire three years after the date of grant.

     On January 18, 1999, the Company's Board of Directors granted options to an employee to purchase 10,000 shares of Common Stock at $1.28 per share under the 1996 Plan. The options become fully vested six months after the date of grant and expire three years after the date of grant.

     On March 29, 1999, the Company's Board of Directors granted options to an employee to purchase 8,000 shares of Common Stock at $1.03 per share under the 1996 Plan. The options become fully vested six months after the date of grant and expire three years after the date of grant.

     As of May 31, 1999, 972,999 options were outstanding under the Plan at exercise prices ranging from $1.03 to $3.56.

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

     On October 24, 1996, the Company granted non-plan options to two employees to purchase 40,000 shares of Common Stock at $2.25 per share which was equal to the fair market value on the date of grant. These options are exercisable for three years from the date of grant.

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

     On December 4, 1998, the Company issued non-plan options to the former owner of Healthcare of Indiana in connection with the acquisition of that nursing home facility. The options are to purchase an aggregate of 50,000 shares of Common Stock at $2.00 per share which was equal to the fair market value on the date of the grant. The options are exercisable for three years from the date of grant.

     On January 18, 1999, the Company issued non-plan options to purchase 15,000 shares of Common Stock to Nicole D. Perry, the former Vice President of Finance to the Company, at $1.28 per share which was equal to the fair market value on the date of grant. The options are exercisable for three years from the date of grant.

     On May 5, 1999, the Company issued non-plan options to purchase 250,000 shares of Common Stock to David W. Lester, who became the Company's Chief Financial Officer effective June 1, 1999, at $1.06 per share which was equal to the fair market value on the date of grant. The options are exercisable for three years from the date of grant and vest at the rate of 100,000 on June 1, 1999, 50,000 on December 1, 1999, 50,000 on June 1, 2000 and 50,000 on
December 1, 2000.

     As of May 31, 1999, 707,000 non-plan options are outstanding at exercise prices ranging from $1.06 to $2.25.

401(k) PLAN

     The Company maintains a 401(k) employee retirement and savings program (the "401(k) Plan") for its employees. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the Plan. The Company may in the future, with the approval of the Board of Directors, make matching contributions to participants in the 401(k) Plan. No contributions were made under the Plan for the year ended May 31, 1999.
During the year ended May 31, 1998, the Company made contributions totaling $12,144 under the 401(k) Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 8, 1999, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                  AMOUNT OF BENEFICIAL           PERCENTAGE
NAME AND ADDRESS                       OWNERSHIP                  OF CLASS
----------------                  --------------------           ----------
David V. Hall                          3,548,225(1)                26.5%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

David W. Lester                          154,000(2)                 1.1%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Timothy M. Graven                          2,500(3)                  --
168 Totem Road
Louisville, KY  40207

Bert L. Blieden                          463,000(4)                 3.4%
3900 Glen Bluff Road
Louisville, KY  40222

Rebecca H. Krueger                       151,500(5)                 1.1%
Suite 1400B
325 West Main Street
Louisville, Kentucky  40202

Retirement Care Associates              3,661,000(6)               27.3%
101 Sun Avenue
Albuquerque, New Mexico  87109

Daiwa Healthco-3LLC
Financial Square
32 Old Slip
New York, NY  10005                     3,957,857(7)               22.8%

All Executive Officers and              4,316,725                  30.6%
Directors as a Group
(5 Persons)
_________________

(1) Includes 3,538,225 shares held directly by Mr. Hall and 10,000 shares held by his wife as custodian for two minor children.

(2) Includes 2,000 shares held directly by Mr. Lester, 2,000 shares held by two children, over which he exercises control, 100,000 shares underlying currently exercisable stock options held by him and 50,000 shares underlying stock options which are scheduled to vest on December 1, 1999.

(3) Represents 2,500 shares underlying currently exercisable stock options held by Mr. Graven.

(4) Includes 30,000 shares held directly by Mr. Blieden, 13,000 shares held by his wife and 320,000 shares underlying currently exercisable warrants held by Mr. Blieden and 100,000 shares underlying a convertible note held by him.

(5) Includes 4,000 shares held directly by Mrs. Krueger and 147,500 shares underlying currently exercisable stock options held by her.

(6) Retirement Care Associates, Inc. is now a wholly-owned subsidiary of Sun Healthcare Group, Inc., a publicly-held company.

(7) Daiwa Healthco-3LLC is the Company's primary lender. Represents currently exercisable warrants held by Daiwa.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended May 31, 1998, the Company recorded approximately $6,411,000 in revenues from billings under therapy agreements with Retirement Care Associates, Inc. (RCA), a principal shareholder of the Company. The balance of accounts receivable at May 31, 1998 related to RCA was $1,321,000. Effective June 30, 1998, the stockholders of RCA and Sun Healthcare Group, Inc. (Sun) approved a Merger Agreement pursuant to which RCA was merged into a subsidiary of Sun. During January and February 1998, the Company transitioned RCA facilities serviced by the Company to Sun. As a result, the company had no contracts for therapy services with RCA at May 31, 1998. RCA and Sun continued to make payments on its outstanding balance, and as of August 27, 1998, had paid the accounts receivable balance in full.

     Approximately $1,076,000 and $1,783,000, or 8% and 10%, of all revenue for the years ended May 31, 1999 and 1998, respectively, and approximately $990,000, or 19%, of the balance of accounts receivable at May 31, 1998 related to NewCare Health Corportion (NewCare), which was until September 1998 related to the Company by a common Director. In October, 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of approximately $1,873,000. On November 25, 1998, the Company accepted a note receivable from the customer for the full amount of the accounts receivable balance. The note receivable bears interest at the rate of 9.5% and is to be repaid at the rate of $50,000 per month for 24 months with the balance of principal and interest payable at that time.
The Company subsequently sold the note receivable to its primary lender at a discount. The discount was computed on a basis that would assure the lender a combined return of 15%. This resulted in a loss on the sale of approximately $170,000. A provision of the sale agreement stated that if the customer defaults on monthly payments to the lender, the lender can require the Company to buy back the note. On May 24, 1999 NewCare announced that it was restructuring and on June 23, 1999 announced that it had filed for Chapter 11 bankruptcy protection. The Company was notified by its primary lender on June 30, 1999 that NewCare had failed to make its June 1999 payment and that the Company would be obligated to repurchase that promissory note. The Company effectuated the repurchase from its primary lender on July 16, 1999. The note receivable of $1,600,000 and related obligation to the primary lender were recorded on the Company's balance sheet as of May 31, 1999 and the note receivable was written off as a bad debt. The Company continues to pursue all available means to recover some or all of the balance due under the note.

     As of May 31, 1999 and 1998, David V. Hall, an Officer, Director and principal shareholder of the Company, owed the Company $56,000 and $83,000, respectively, for advances made to him. In addition, as of May 31, 1999 and 1998, Hallmark Communications, a company of which Mr. Hall is the majority owner, owed the Company $8,000 and $3,600, respectively, for advances made to it by the Company.

     On July 9, 1999, the Company entered into promissory notes with five individual private lenders for $100,000 each. One of these investors is Bert Blieden, a Director of the Company. The notes, which bear interest at 12% per annum, are payable in installments of interest only beginning on August 1,

1999 and on the first day of each successive month. A final payment of all principal and accrued interest is due on December 31, 1999. The five promissory notes are collectively collateralized by federal, state and local estimated tax refunds for the year ended May 31, 1999 by the amount by which such refunds exceed $500,000 up to $1,000,000. The notes may be retired, at the lenders option, once such tax refunds are received by the Company. The notes are further collateralized by the Company's right and interest in a lease on its Beloit, Wisconsin nursing home facility. Additionally, David V. Hall, the Company's President and Chief Executive Officer, agreed to personally guarantee all obligations under the above notes and to pledge 100,000 shares of his holdings of the Company's common stock to each of the private lenders until all obligations to the lenders have been satisfied.

     As further consideration for entering into the above promissory notes, each of the five lenders, including Mr. Blieden, received: (1) a warrant to purchase 120,000 shares of the Company's common stock at $.01 per share, exercisable within one year from the issue date, (2) a warrant to purchase 200,000 shares of the Company's common stock at $.35 per share, exercisable within two years from the issue date, and (3) an option to convert up to $50,000 of each note into shares of the Company's common stock at $.50 per share, exercisable with notice to the company within 30 days of the maturity of the notes or within 10 days of receipt of notice that the Company has received the aforementioned tax refunds.

         In connection with a debt financing, on July 16, 1999, the Company issued Daiwa Healthco-3 LLC, the Company's primary lender, a warrant to purchase up to 18% of the Company's common stock at an aggregate price of $1.00 and a warrant to purchase 300,000 shares of the Company's common stock at a purchase price of $1.00 per share. Both warrants are exercisable through July 6, 2004. The percentage of the Company's stock that can be purchased under the first warrant can be reduced based on the Company's repayment of the debt, but in no event to less than 10% of the Company's common stock.

     In April 1999, David V. Hall, the Company's President and Chief Executive Officer, advanced the Company $200,00 in cash to be used as working capital. The advance bears interest at 12% per annum and is payable upon demand, but is subordinated to the Company's primary lender.

     Additionally, Mr. Hall has personally guaranteed all indebtedness of the Company to the primary lender for up to $1,600,000.

                                PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.  The following exhibits are filed as part of this Report:

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------
  3.1       Articles of Incorporation,      Incorporated by reference to
            as amended                      Exhibit 3.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

  3.2       Bylaws                          Incorporated by reference to
                                            Exhibit 3.2 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.1       1996 Stock Option Plan          Incorporated by reference to
                                            Exhibit 10.1 to Registrant's
                                            Registration Statement on
                                            Form 10SB

 10.2       Employment Agreement with       Incorporated by reference to
            David V. Hall                   Exhibit 10.2 to Registrant's
                                            Annual Report on Form 10-KSB
                                            for the year ended May 31, 1998

 10.3       Employment Agreement with       Incorporated by reference to
            Robert J. Babine                Exhibit 10.3 to Registrant's
                                            Annual Report on Form 10-KSB
                                            for the year ended May 31, 1998

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

 10.7       Loan and Security Agreement     Incorporated by reference to
            with Daiwa Healthco-3 LLC       Exhibit 10.7 to Registrant's
            and related Promissory Note     Annual Report on Form 10-KSB
                                            for the year ended May 31, 1998

 10.8       Second Amendment to Loan        Filed herewith electronically
            and Security Agreement with
            Daiwa Healthco-3 LLC

 10.9       Form of Warrant issued to       Filed herewith electronically
            Daiwa Healthco-3LLC

 10.10      Employment Agreement with       Incorporated by reference to
            Rebecca Krueger                 Exhibit 10.8 to Registrant's
                                            Annual Report on Form 10-KSB
                                            for the year ended May 31, 1998

 10.11      Employment Agreement with       Incorporated by reference to
            Michael Kitchen                 Exhibit 10.9 to Registrant's
                                            Annual Report on Form 10-KSB
                                            for the year ended May 31, 1998

 10.12      Employment Agreement with       Filed herewith electronically
            David W. Lester

 10.13      Convertible Promissory Note     Filed herewith electronically
            issued to Bert L. Blieden
            and related Leasehold
            Mortgage and Security
            Agreement, Stock Pledge
            Agreement, and forms of
            Warrants to Purchase
            Common Stock

 21         Subsidiaries of the             Filed herewith electronically
            Registrant

 23         Consent of Strothman &          Filed herewith electronically
            Company PSC

 27         Financial Data Schedule         Filed herewith electronically

    (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                             C O N T E N T S




Report of Independent Accountants'................................  F-2

Financial Statements

     Consolidated Balance Sheets..................................  F-3

     Consolidated Statements of Operations........................  F-4

     Consolidated Statements of Stockholders' Equity (Deficit)....  F-5

     Consolidated Statements of Cash Flows........................  F-6

     Notes to Consolidated Financial Statements...................  F-8

                      Report of Independent Accountants'




Board of Directors and Stockholders
Perennial Health Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Perennial Health Systems, Inc. and Subsidiaries as of May 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perennial Health Systems, Inc. and Subsidiaries as of May 31, 1999 and 1998, and the consolidated results of its operations and the cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company incurred a net loss in the year ended May 31, 1999 and has a working capital deficiency as of that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include adjustments, if any, to reflect possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



/s/ Strothman & Company PSC


Louisville, Kentucky
September 14, 1999

Perennial Health Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
May 31, 1999 and 1998

                                                                  1999        1998
                                                              -----------  ----------
ASSETS
Current assets:
  Cash                                                        $   105,136  $  358,230
  Accounts receivable, less allowance
   for doubtful accounts of $694,497 and
   $516,792 in 1999 and 1998, respectively                      2,945,043   5,206,978
  Accounts receivable-related parties                                   -   2,276,147
  Income tax receivable                                         1,000,420           -
  Advances to related parties                                      64,000      84,224
  Other current assets                                            182,623     299,862
                                                              -----------  ----------
      Total current assets                                      4,297,222   8,225,441

Property and equipment, at cost:
  Land                                                             50,000           -
  Buildings and improvements                                    2,647,448     322,092
  Equipment                                                       760,867      58,819
  Less accumulated depreciation                                  (268,199)   (107,455)
                                                              -----------  ----------
      Net property and equipment                                3,190,116     273,456

Intangible assets, net of accumulated
 amortization of $50,470 and $284,328
 in 1999 and 1998, respectively                                 1,549,482     802,012
Deferred tax asset                                                      -     249,312
Other assets                                                      170,120     211,109
                                                              -----------  ----------
                                                              $ 9,206,940  $9,761,330
                                                              ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings                                       $ 2,628,455   $4,206,535
  Note payable                                                  1,601,329      104,500
  Current portion of long term debt                                89,633            -
  Advances from stockholder                                       200,000            -
  Accounts payable                                                651,331      263,392
  Accrued expenses                                              1,574,112    1,005,207
  Deferred tax liability                                                -       29,921
                                                              -----------   ----------
      Total current liabilities                                 6,744,860    5,609,555

Long term debt:
  Mortgage payable                                              3,280,029            -
  Seller note payable                                             738,041            -
                                                              -----------   ----------
      Total long term debt                                      4,018,070            -

Stockholders' equity (deficit):
  Preferred stock, $10 par value; 10,000,000
    shares authorized; no shares issued                                 -            -
  Common stock, no par value; 20,000,000 shares
    authorized; 13,395,072 and 13,390,072 shares
    issued and outstanding at May 31, 1999
    and 1998, respectively                                      2,142,678    2,136,584
  Subordinated convertible common stock, no
    par value; 1,200,000 shares authorized;
    no shares issued                                                    -            -
  Retained earnings (deficit)                                  (3,698,668)   2,015,191
                                                              -----------   ----------
      Total stockholders' equity (deficit)                     (1,555,990)   4,151,775
                                                              -----------   ----------
                                                              $ 9,206,940   $9,761,330
                                                              ===========   ==========

             See accompanying notes to consolidated financial statements.

Perennial Health Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended May 31, 1999 and 1998



                                                     1999         1998
                                                  -----------  -----------
Revenues:
  Contract services                               $12,149,968  $10,493,002
  Contract services-related parties                         -    8,193,980
  Nursing home                                      1,543,485            -
                                                  -----------  -----------
                                                   13,693,453   18,686,982

Cost of services:
  Salaries, wages and benefits
    related to contract services                    6,420,344    8,693,421
  Contract therapists                                 651,419    2,021,176
  Nursing home                                      1,065,058            -
                                                  -----------  -----------
                                                    8,136,821   10,714,597
                                                  -----------  -----------
    Gross profit                                    5,556,632    7,972,385

Selling, general and administrative expense         6,251,458    5,198,843
Rental expense                                        299,934      329,432
Bad debt expense                                    4,244,998      902,694
Depreciation                                          161,239       60,508
Amortization                                          622,777       74,725
                                                  -----------  -----------
    Income (loss) from operations                  (6,023,774)   1,406,183

Interest expense                                      508,377      370,032
                                                  -----------  -----------
    Income (loss) before income taxes              (6,532,151)   1,036,151

Provision for (benefit from) income taxes            (818,292)     420,871
                                                  -----------  -----------
    Net income (loss)                             $(5,713,859) $   615,280
                                                  ===========  ===========
Net income (loss) per common share - basic        $     (0.43) $      0.05
                                                  ===========  ===========
Net income (loss) per common
  share - assuming dilution                       $     (0.42) $      0.05
                                                   =========== ===========









            See accompanying notes to consolidated financial statements.

Perennial Health Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended May 31, 1999 and 1998

                                                Common
                                                Stock
                            Common Stock        Subscrip-   Retained     Total
                       -----------------------  tions       Earnings     Stockholders'
                       Shares       Amount      Receivable  (Deficit)    Equity (Deficit)
                       ----------   ----------  ----------  -----------  ----------------
Balances at
 May 31, 1997          13,344,215   $1,886,584  $ (58,577)  $ 1,399,911  $ 3,227,918

  Issuance of stock
   in conjunction
   with acquisitions       45,857      220,000                               220,000

  Issuance of stock
   options for
   services                             30,000                                30,000

  Accrued interst                                   (342)                       (342)

  Receipt of stock
    subscription
    payments                                      58,919                      58,919

  Net income                                                    615,280      615,280
                       ----------    ----------  ---------  -----------    ---------

Balances at
 May 31, 1998          13,390,072    $2,136,584         -     2,015,191    4,151,775

  Issuance of stock
  in conjunction with
  exercise of options       5,000         6,094                                6,094

  Net loss                                                   (5,713,859)  (5,713,859)
                       ----------    ----------  ---------  -----------  -----------
Balances at
 May 31, 1998          13,395,072    $2,142,678  $       -  $(3,698,668) $(1,555,990)
                       ==========    ==========  =========  ===========   ==========







            See accompaning notes to consolidated financial statements.

Perennial Health Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended May 31, 1999 and 1998

                                                     1999           1998
                                                 -----------    -----------
Cash flows from operating activities:
  Net income (loss)                              $(5,713,859)   $   615,280
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
      Depreciation                                   161,239         60,508
      Amortization                                   622,777         74,725
      Provision for losses on accounts receivable  4,244,998        902,293
      Deferred income taxes                          219,391       (115,619)
      Stock option compensation charge                     -         30,000
      Changes in assets and liabilities, net of
        effects from acquisitions
          Accounts receivable                        293,084       (308,504)
          Interest receivable                              -          3,792
          Other current assets                       137,463       (288,597)
          Other assets                                40,989        (90,307)
          Accounts payable                           387,939       (388,926)
          Accrued expenses                           464,405        413,716
          Income taxes                            (1,000,420)       (30,169)
                                                 -----------    -----------
      Net cash provided by (used in)
        operating activities                        (141,994)       878,192

Cash flows from investing activities:
  Purchase of equipment                             (120,385)      (111,064)
  Acquisition of businesses                       (3,589,720)       (20,000)
  Investment in subsidiary                                 -       (145,500)
                                                 -----------    -----------
      Net cash used in investing activities       (3,710,105)      (276,564)

Cash flows from financing activities:
  Issuance of short-term borrowings               13,917,909      3,200,257
  Repayments of short-term borrowings            (15,495,989)    (3,380,332)
  Issuance of term note payable                    1,601,329              -
  Issuance of long-term debt                       3,400,000              -
  Repayments of long-term debt                       (30,338)             -
  Advance from stockholder                           200,000              -
  Issuance of common stock                             6,094              -
  Proceeds from stock subscriptions receivable             -         58,577
  Checks issued in excess of cash on deposit               -       (121,900)
                                                 -----------    -----------
      Net cash provided by (used in)
       financing activities                        3,599,005       (243,398)
                                                 -----------    -----------
      Net increase (decrease) in cash               (253,094)       358,230

Cash, beginning of year                              358,230              -
                                                 -----------    -----------
Cash, end of year                                $   105,136   $    358,230
                                                 ===========   ============


            See accompanying notes to consolidated financial statements.

Perennial Health Systems, Inc.
Consolidated Statements of Cash Flows, Continued
For the Years Ended May 31, 1999 and 1998



                                                    1999            1998
                                                 ----------     -----------
Supplemental disclosures:
  Cash paid for interest                         $   503,213     $  329,221
                                                 ===========     ==========
  Cash paid for income taxes                     $    42,641     $  850,916
                                                 ===========     ==========

Supplemental schedule of noncash investing
  and financing activities:
      Assumption of borrowings in
        connection with acquisitions             $   738,041      $ 725,456
                                                 ===========     ==========
      Issuance of common stock                   $         -      $ 250,000
                                                 ===========     ==========


























            See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Nature of Operations

Perennial Health Systems, Inc. (formerly known as In-House Rehab Corporation) and its subsidiaries (the "Company") are engaged in providing, on a contract basis, physical, speech, occupational and respiratory therapy and behavioral health services and management services primarily to long-term care providers. More recently, the Company formed Perennial Health Management, Inc. (PHM) as a wholly owned subsidiary for the purpose of acquiring, operating and managing nursing home properties, which is where the Company intends to focus its efforts going forward.

2.  Going Concern Matters

The Company incurred a net loss for the year ended May 31, 1999 of $5,714,000 and has a working capital deficiency of $2,448,000 as of May 31, 1999. Management has attributed a significant amount of the loss to the following:

* Significant bad debts. Several large customers, including three that filed for protection under bankruptcy statutes, were unable to pay all or part of their accounts receivable balances during the year ended May 31, 1999.

* Medicare Reimbursement Changes. The Company has experienced the impact of Medicare cost limitations imposed by the Health Care Financing
   Administration upon all providers of skilled nursing home Medicare services. Beginning in July 1998, a portion of the Company's rehab customers, and the Company's skilled nursing facilities began a 3 year transition from cost-based reimbursement to the Prospetive Payment Sytem
   (PPS).

   In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs. Cost reimbursement for Part B services has been replaced by a system that effeectively limits the maximum fees that may be charged for therapy services. Additionally, reimbursement is limited to $1,500 per beneficiary per discipline per year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the continuity of operations, and the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include adjustments, if any, to reflect possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Management plans to take the following actions to improve operations and return to profitability:

* Continue to pursue all available means to recover accounts receivable balances that have been written off or for which an allowance has been established
* Terminate unprofitable contracts and, when possible, replace them with profitable contracts
* Continue to evaluate and execute strategies to improve its working capital position
*  Reduce corporate overhead
*  Lower clinical salary levels
* Continue to focus the Company on acquiring, operating and managing profitable nursing home properties

3.  Acquisitions

Rehab & Therapy Center of Naples, Inc.--On September 30, 1997, the Company acquired the assets of Rehab & Therapy Center of Naples, Inc. (RTCN), an operator of a comprehensive outpatient rehabilitation facility in southern Florida. This acquisition was made in exchange for $20,000 in cash and 2,857 shares of the Company's Common Stock. Effective December 12, 1997, RTCN assets were transferred to Doctors Rehab & Therapy, Inc. (DRT), a newly formed subsidiary of the Company.

The acquisition was accounted for as a purchase and, accordingly, the results of RTCN's operations are included in the Company's consolidated financial statements from the date of acquisition.

Gateway Rehabilitation, Inc.--On March 30, 1998, the Company acquired all of the outstanding common stock of Gateway Rehabilitation, Inc. (GR) in exchange for 43,000 shares of the Company's Common Stock in a private transaction. The acquisition was made pursuant to the terms of a Stock Purchase Agreement dated March 1, 1998, among the Company, GR and GR's shareholders. GR provided physical therapy, occupational therapy and rehabilitation program management under contracts with thirty long-term care facilities in Illinois and southwestern Indiana. During the year ended December 31, 1997, GR had approximately $2,760,000 in sales and had a net loss of approximately $17,000.

Two of the former shareholders of GR entered into two-year employment agreements with the Company. Under the terms of the Stock Purchase Agreement, the former shareholders of GR had the right to require the Company to repurchase the shares of the Company's Common Stock received by them in the transaction for $5.00 per share during the ten day period commencing May 31, 1999. The former shareholders provided notice to the Company of their intent
for the Company to repurchase their shares.   In October 1998, the Company
filed a complaint against the former shareholders alleging misrepresentation and seeking to reform the Stock Purchase Agreement based on the true state of GR at the time of closing. The former shareholders filed a counterclaim seeking enforcement of the agreement and damages. Effective August 27, 1999, the Company reached an agreement in principle to settle with the former shareholders whereby the Company will pay a total of $462,500 to the former shareholders over a 17 month period to satisfy any further obligations under the agreement. The settlement amount is included as an accrued expense on the Company's balance sheet as of May 31, 1999.

The following is a summary of the allocation of the purchase price for GR:

     Fair value of assets acquired,
      principally accounts receivable                 $   883,080
     Liabilities assumed                                1,137,206
                                                      -----------
       Excess of liabilities over
        fair value of assets acquired                     254,126

     Common stock issued                                  215,000
                                                      -----------
       Cost in excess of fair value of
        net assets acquired (goodwill)                $   469,126
                                                      ===========

The acquisition was accounted for as a purchase and, accordingly, the results of GR's operations are included in the Company's consolidated financial statements from the date of acquisition.

Scott County Healthcare--On December 4, 1998, the Company acquired Scott County Healthcare (SCH), formerly Healthcare of Indiana, a 99 bed nursing home facility in Scottsburg, Indiana, and certain other assets. The acquisition was made in exchange for $3,400,000 in cash from a loan, non-qualified stock options to purchase 50,000 shares of the Company's common stock at $2.00 per share and a seller financed promissory note in the amount of $762,400, which has been reduced to $738,041. The stock options vest immediately and expire three years from the date of grant. The acquisition was accounted for as a purchase and, accordingly, the results of SCH operations are included in the Company's consolidated financial statements from the date of acquisition.

The following is a summary of the allocation of the purchase price of SCH:

   Fair value of assets acquired:
     Land                                         $    50,000
     Building                                       2,571,500
     Equipment                                        336,014
                                                  -----------
                                                    2,957,514
   Cost in excess of fair value of assets
    acquired (goodwill)                             1,321,857
                                                   -----------
            Total                                 $ 4,279,371
                                                  ===========

The purchase was financed through a 10-year, $3,400,000 first mortgage from a lending institution and through a five year $762,400 note from the seller (see
Note 8. Debt).

The Medilodge Group, Inc.--The Company has an agreement in principle with The Medilodge Group, Inc., based in Detroit, Michigan, to acquire eight skilled nursing centers and one assisted living center for approximately $79 million. The acquisition is expected to be accounted for as a purchase and is contingent upon the completion of the Company's due diligence review; the receipt and approvals from certain licensing authorities; obtaining financing; and the satisfaction of customary closing conditions. Due to these contingencies and the current state of the nursing home industry, it is not certain when, if ever, this acquisition will occur. In the interim, the Company is providing contract rehabilitation services at these facilities.

4.  Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Cash and Equivalents: Cash and equivalents includes highly liquid investments with an original maturity of three months or less.

Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Cost in Excess of Fair Value of Net Assets Acquired: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired, including the recognition of applicable deferred taxes, is amortized on a straight line basis over a period up to 25 years. The Company performs an annual assessment of the recoverability of goodwill based on estimated future undiscounted cash flows and operating income.

Amortization of Noncompete Agreements: Noncompete agreements are amortized over a period of one to two years on a straight-line basis.

Stock-Based Compensation: The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," electing to continue accounting for its employee stock options under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", accompanied by a disclosure, if considered material, of the pro forma effects on net income and net income per share had the expense provisions of the new accounting principle been applied.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The provisions of SFAS No. 130 were effective for the year ended May 31, 1999 and did not have a material impact on the Company's financial statements.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain amounts in the fiscal 1998 consolidated financial statements have been reclassified to conform with the fiscal 1999 presentation.

5.  Net Income (Loss) Per Share

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

In accordance with this statement, the Company has replaced its disclosure of primary net income (loss) per share with net income (loss) per share-basic and net income (loss) per share-assuming dilution.

The following table sets forth the computation and reconciliation of net income (loss) per share-basic and net income (loss) per share-assuming dilution:

                         For the Three Months       For the Year Ended
                            Ended May 31,                 May 31,
                     --------------------------  --------------------------
                            1999        1998          1999         1998
                     -------------  -----------  ------------   -----------
Net income (loss)    $  (4,796,559) $  (206,041) $ (5,713,859)  $   615,280
                     =============  ===========  ============   ===========
Weighted average
   shares
   outstanding:

   Basic                13,395,072    13,375,583   13,394,004    13,353,250

   Stock options
     and warrants              671       149,500      131,008       144,961
                      ------------   -----------  -----------   -----------
   Assuming dilution    13,395,743    13,525,083   13,525,012    13,498,211
                      ============   ===========  ===========    ==========
Net income (loss)
   per share:
   Basic             $      (0.36)  $      (0.01) $     (0.43)  $      0.05
                      ============   ============  ===========  ===========

   Assuming dilution $      (0.36)  $      (0.01) $     (0.42)  $      0.05
                     ============   ============  ===========   ===========

The Company did not include warrants, equivalent to 360,000 and 520,000 shares of common stock, or options to purchase 1,453,000 shares and 936,000 shares of common stock for the three and twelve months ended May 31, 1999, respectively, because their effects are antidilutive. The Company did not include warrants, equivalent to 520,000 and 390,000 shares of common stock, or options to purchase 677,500 and 518,000 shares of common stock for the three and twelve months ended May 31, 1998, respectively, because their effects are antidilutive.

6.   Major Customers

Central Arkansas Nursing Centers--Approximately $2,607,000 and $1,621,000, or 19% and 9%, of all revenue for the years ended May 31, 1999 and 1998 and approximately $321,000 and $284,168, or 10% and 4% of the balance of accounts receivable at May 31, 1999 and 1998, respectively, related to one customer, Central Arkansas Nursing Centers.

The Medilodge Group, Inc.--Approximately $932,000, or 7%, of all revenue for the year ended May 31, 1999 and approximately $511,000, or 16%, of the balance of accounts receivable at May 31, 1999, related to one customer, The Medilodge Group, Inc.

NewCare Health Corporation--Approximately $1,076,000 and $1,783,000, or 8% and 10%, of all revenue for the years ended May 31, 1999 and 1998, respectively, and approximately $990,000, or 19%, of the balance of accounts receivable at May 31, 1998 related to NewCare Health Corporation (NewCare), who was until September 1998 related to the Company by a common Director. In October 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of approximately $1,873,000. On November 25, 1998, the Company accepted a note receivable from the customer for the full amount of the accounts receivable balance. The note receivable bears interest at the rate of 9.5% and is to be repaid at the rate of $50,000 per month for 24 months with the balance of principal and interest payable at that time. The Company subsequently sold the note receivable to its primary lender at a discount. The discount was computed on a basis that would assure the lender a combined return of 15%. This resulted in a loss on the sale of approximately $170,000. A provision of the sale agreement stated that if the customer defaults on monthly payments to the lender, the lender can require the Company to buy back the note. On May 24, 1999 NewCare announced that it was restructuring and on June 23, 1999 announced that it had filed for Chapter 11 bankruptcy protection. The Company was notified by its primary lender on June 30, 1999 that NewCare had failed to make its June 1999 payment and that the Company would be obligated to repurchase that promissory note. The Company effectuated the repurchase from its primary lender on July 16, 1999 (see Note 17. Subsequent Events). The note receivable of $1,600,000 and related obligation to the primary lender were recorded on the Company's balance sheet as of May 31, 1999 and the note receivable was written off as a bad debt. The Company continues to pursue all available means to recover some or all of the balance due under the note.

Retirement Care Associates, Inc.--Approximately $6,411,000, or 34%, of all revenue for the years ended May 31, 1998, and $1,321,000, or 17%, of the balance of accounts receivable at May 31, 1998, related to Retirement Care Associates, Inc. (RCA), a stockholder and related party of the Company. Effective June 30, 1998, the stockholders of RCA and Sun Healthcare Group, Inc. (Sun) approved a Merger Agreement pursuant to which RCA was merged into a subsidiary of Sun, which provides rehabilitation services similar to those
offered by the Company.   During January and February 1998, the Company
transition RCA facilities serviced by the Company to Sun. As a result, the Company had no contracts for therapy program services with RCA at May 31, 1998. RCA and Sun continued to make payments on its outstanding amount due to the Company, and as of August 27, 1998, had paid the accounts receivable balance in full.

7.  Intangible Assets

Intangible assets at May 31 consist of the following:

                                                  1999            1998
                                              ------------    -----------
   Goodwill - Scott County Healthcare         $  1,321,857    $         -
   Goodwill - Gateway Rehabilitation, Inc.               -        469,126
   Goodwill - other acquisitions                   219,705        309,706
   Non-compete agreements                                -        285,598
   Other intangible assets                          58,390         21,910
                                              ------------    -----------
                                                 1,599,952      1,086,340
   Less accumulated amortization                   (50,470)      (284,328)
                                              ------------    -----------
                                              $  1,549,482    $   802,012
                                              ============    ===========

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of," requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted cash flows is not sufficient to recover asset carrying amounts. During the fourth quarter of 1999, management determined the goodwill related to the acquisition of Gateway Rehabilitation, Inc. was impaired and should be charged to operations. This impairment occurred primarily because of a downturn in business subsequent to the acquisition. An expense of approximately $445,000 was recognized in the fourth quarter of 1999.

8.  Debt

Short-Term Borrowings--The Company had a line of credit agreement which provided for total borrowings up to $4,500,000. Borrowings under this agreement bear interest at the prime rate plus .25%, payable monthly, based upon the Company's leverage ratio. The line of credit was collateralized by substantially all of the Company's assets except those held by GR, a subsidiary. Total borrowings under this agreement were $3,421,657 at May 31, 1998.

8.  Debt, Continued

On August 31, 1998, this line of credit was replaced by a line of credit agreement at another lending institution. The new agreement with the Company's primary lender provides for total borrowings up to $5,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the London Interbank Offering Rate (LIBOR) plus 3.25%, payable monthly. This new line of credit is collateralized by substantially all of the Company's assets except those held by GR. Additionally, the Company's President and Chief Executive Officer has personally guaranteed all indebtedness of the Company to the primary lender for up to $1,400,000 at May 31, 1999 (increased to $1,600,000 on July 16, 1999 - see Note 17. Subsequent Events). Total borrowings under this agreement were $2,265,557 at May 31, 1999. This agreement expires on August 31, 2001. The Company was not in compliance with certain financial ratios and covenants under this agreement at May 31, 1999.

GR has a revolving line of credit agreement with another bank which provided for total borrowings up to $1,000,000, subject to a borrowing base formula. Borrowings under this agreement bear interest at the prime rate plus .25%, payable monthly. This line of credit is collateralized by the accounts receivable of GR. Total borrowings under this agreement were $362,898 and $785,000 at May 31, 1999 and 1998, respectively. The Company was notified on April 6, 1999 that this line of credit would not be renewed and the remaining
balance is being extinguished as GR accounts receivable are collected.   The
balance remaining at August 30, 1999 was $136,000.

Term Note Payable--The Company has a term note payable to its primary lender in connection with the repurchase of the NewCare Health Corporation note receivable (see Note 6. Major Customers and Note 17. Subsequent Events) with payment terms that extend beyond one year. However, the Company was not in compliance with certain financial ratios and covenants at May 31, 1999 and has classified the entire balance as current.

Long-Term Debt--The Company has a first mortgage note in connection with the acquisition of Scott County Healthcare (SCH). The monthly payments are $28,790, including interest at 7.25%, for the first 60 months, followed by 60 monthly payments of principal and interest computed at the prime rate on the fifth anniversary plus .5%. Payments are computed using a 20-year amortization schedule. All remaining principal and interest is due and payable on the 10th anniversary of the note. The balance of this note was $3,369,662 at May 31, 1999. The Company was not in compliance with certain financial ratios and covenants at May 31, 1999 and received a waiver of such ratios and covenants through June 1, 2000 from the mortgagor on September 8, 1999.

In connection with the SCH transaction, the Company also has a $738,041 note payable to the seller with quarterly payments of interest only at 8%. The principal and any remaining interest is due and payable on the 5th anniversary of the note.

Future principal payments on long-term debt are as follows:

     Year Ended May 31,
     ------------------
        2000                          $     89,633
        2001                                93,157
        2002                               100,747
        2003                               108,955
        2004                               856,514
        Thereafter                       2,858,697
                                      ------------
                                      $  4,107,703
                                      ============

The carrying amount of all of the above debt approximates its market value.

9.  Accrued Expenses

    Accrued expenses at May 31 consist of the following:

                                            1999            1998
                                       ------------    ------------
         Compensation and benefits     $    545,837    $    637,248
         Gateway settlement                 462,500               -
         Health insurance                   119,916         201,609
         Professional fees                  107,761          45,528
         Other                              338,098         120,822
                                       ------------    ------------
                                       $  1,574,112    $  1,005,207
                                       ============    ============
10.  Income Taxes

The provision (benefit) for income taxes for the year ended May 31 consists of the following:
                                          1999              1998
                                     ------------      ------------
Current
   Federal                           $   (905,668)     $    427,225
   State                                 (132,015)          109,265
                                     ------------      ------------

         Total current                 (1,037,683)          536,490

Deferred
   Federal                                190,288           (92,071)
   State                                   29,103           (23,548)
                                     ------------      ------------

         Total deferred                   219,391          (115,619)
                                     ------------      ------------

         Total provision (benefit)   $   (818,292)     $    420,871
                                     ============      ============

10.  Income Taxes, Continued

Deferred taxes are recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                              1999               1998
                                          -------------       -----------
Assets
------
  Allowance for doubtful accounts         $     270,000       $   115,000
  Noncompete agreements                               -            92,391
  Accrued vacation                               66,000            30,500
  Amortization                                  271,000            11,500
  Net operating loss carryforwards              928,000                 -
                                          -------------       -----------

                                              1,535,000           249,391
Liabilities
-----------
  Depreciation                                  (30,000)          (30,000)

  Less valuation allowance                   (1,505,000)                -
                                          -------------       -----------

               Net Deferred Tax Assets    $           -       $   219,391
                                          =============       ===========

Based on the Company's prior earnings and the sufficiency of income available to be utilized in the carryback years, it was more likely than not that the net deferred tax assets for 1998 will be realized. Therefore, no valuation allowance was established to reduce deferred tax assets at May 31, 1998. A valuation allowance for the entire amount of the net deferred tax asset was recorded at May 31, 1999 since its realization is not assured.

Reconciliation of the federal statutory rate and the effective income tax rate at May 31 follows:

                                              1999          1998
                                             -----          ----

Federal statutory rate                       (34.0) %       34.0 %
State income taxes, net of federal
  income tax benefit                          (1.6)          4.5
Net operating losses not utilized             22.5             -
Other                                          0.6           2.1
                                             -----          ----

         Effective income tax rate           (12.5) %       40.6 %
                                             =====          ====

The Company has a net operating loss carryforward of approximately $2,365,000, which expires in 2019.

11.  Commitments and Contingencies

The Company rents office space, certain office equipment and vehicles under operating leases expiring at various dates through January 2004. These leases generally include one or more renewal options. Approximate future minimum rentals on all noncancelable operating leases in effect at May 31, 1999 are as follows:

     2000                    $  152,000
     2001                       139,000
     2002                        93,000
     2003                         3,000


Lease expense was approximately $300,000 and $327,000 for the years ended May 31, 1999 and 1998, respectively.


12.  Common Stock and Stock Warrants

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

Investors who purchased at least eight units (each unit consisted of 20,000 shares costing $25,000) also received warrants to purchase 20,000 shares of common stock for each unit purchased. The warrants were exercisable at $2.50 per share. In conjunction with the Private Placement, 520,000 warrants were issued and have now all expired.

13.  Stock Options

 In October 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1996 Plan is not to exceed 1,000,000. The following summarizes the stock option award activity during the years ended May 31, 1999 and 1998:

                                                               Weighted
                                     1996         Non-1996     Average
                                     Plan         Plan         Exercise
                                     Shares       Shares       Price
                                     -------      --------     --------

     Outstanding at May 31, 1997     320,000      410,000      $1.84

          Granted                    545,999            -       1.42
          Exercised                        -            -          -
          Canceled                   (31,500)     (18,000)      2.66
                                     -------      -------      -----

     Outstanding at May 31, 1998     834,499      392,000       1.81
                                     -------      -------      -----

          Granted                    228,500      315,000       1.71
          Exercised                   (5,000)           -       1.22
          Canceled                   (85,000)           -       1.93
                                     -------      -------      -----

     Outstanding at May 31, 1999     972,999      707,000       1.78
                                     =======      =======      =====

These options are exercisable for a period of three to seven years from the date of grant. The options price equaled the market price of a share at the date the options were granted. As of May 31, 1999 options on 5,000 shares have been exercised and the weighted average remaining contractual life for the outstanding options is 1.4 years. There were 1,321,999 options which were exercisable at May 31, 1999, with a weighted average exercise price of $1.76. There were 1,177,999 options which were exercisable at May 31, 1998, with a weighted average exercise price of $1.77.

The Company's common stock has been quoted on the OTC Bulletin Board since December 1995 and the Company's Board of Directors have based their determination of the fair market value of the common stock on the closing bid quotations on the OTC Bulletin Board.

As permitted by SFAS No. 123, the Company follows the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock option grants. Under APB 25, the Company recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of IHR's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming an expected term ranging from one and one half years to two and one half years, a risk-free interest rate ranging from 5.6% to 6%, stock price volatility of 32.85% and no expected dividends. The expected turnover was not considered as forfeitures will be considered in future calculations as they occur.

The weighted average fair value of options was $.26 and $.30 as of May 31, 1999 and 1998, respectively.

If compensation cost had been determined based on the fair value of the awards at the grant date, net income and earnings per common share would have been as follows at May 31:

                                                    1999         1998
                                                -----------    ---------

Net income (loss) - as reported                 $(5,713,859)   $ 615,280
                  - pro forma                    (5,898,272)     538,142

Basic earnings (loss) per share - as reported         (0.43)        0.05
                                - pro forma           (0.44)        0.04

Diluted earnings (loss) per share - as reported       (0.42)        0.05
                                  - pro forma         (0.44)        0.04


14.  Employee Benefit Plan

The Company has a 401(k) Plan which was created in 1996. All employees are eligible to participate on the first day of the month following their date of
hire. No contributions were made to the plan during 1999 by the Company.   The
Company made a contribution to the plan during 1998 in the amount of $12,144.

15.  Related Party Transactions

The Company provided services to certain customers who are related parties. See Note 6 for further discussion.

Stockholders, who are also officers and employees of the Company, owe approximately $56,000 and $84,000 in total to the Company for advances as of May 31, 1999 and 1998, respectively. Additionally, a company owned by an officer and employee of the Company owed approximately $8,000 and $3,600 for advances as of May 31, 1999 and 1998, respectively.

In April, 1999, the Company's President and Chief Executive Officer advanced the Company $200,000 in cash to be used as working capital. The advance bears interest at 12% per annum and is payable upon demand, but is subordinated to the Company's primary lender.


16. Selected Quarterly Financial Data (unaudited)

                                       Quarter Ended
              ---------------------------------------------------------------
                  August     November      February      May
                   31           30           28          31         Year
              -----------  -----------  -----------  -----------  -----------
  1999
Revenue       $ 4,118,769  $ 3,533,281  $ 2,821,979  $ 3,219,424  $13,693,453
Gross profit    1,656,584    1,090,222      985,509    1,824,317    5,556,632
Net loss          (74,044)    (439,163)    (404,093)  (4,796,559)  (5,713,859)
Net loss
 per share          (0.01)       (0.03)       (0.03)       (0.36)       (0.43)

  1998
Revenue       $ 4,718,106  $ 5,297,221  $ 4,361,218  $ 4,310,438  $18,686,983
Gross profit    1,943,538    2,357,940    1,930,692    1,740,215    7,972,385
Net income
 (loss)           278,249      338,408      204,664     (206,041)     615,280
Net income
 (loss) per
 share               0.02         0.02         0.02        (0.01)        0.05


17.  Subsequent Events

On June 9, 1999, the Company entered into an agreement with its primary lender whereby the lender agreed to temporarily include local, state and federal estimated tax refunds for May 31, 1999 in the Company's Borrowing Base and to advance against the tax refunds. As a result, the lender advanced the Company $500,000 on June 9, 1999. The agreement further stipulated that the advance would be repaid by the earlier of June 18, 1999 or when the Company obtained other third party financing. If the advance was not repaid by June 18, 1999, the Company would be required to pay a $50,000 fee to the lender. The Company did not obtain other third party financing until July 9, 1999, did not repay the advance by June 18, 1999, and the lender has charged the fee, but is considering the Company's request to waive the fee.

On July 9, 1999, the Company entered into promissory notes with five individual private lenders for $100,000 each. The notes, which bear interest at 12% per annum, are payable in installments of interest only beginning on August 1, 1999 and on the first day of each successive month. A final payment of all principal and accrued interest is due on December 31, 1999. The five promissory notes are collectively collateralized by federal, state and local estimated tax refunds for the year ended May 31, 1999 by the amount by which such refunds exceed $500,000 up to $1,000,000. The notes may be retired, at the lenders option, once such tax refunds are received by the Company. The notes are further collateralized by the Company's right and interest in a lease on its Beloit, Wisconsin nursing home facility. Additionally, the Company's President and Chief Executive Officer agreed to personally guarantee all obligations under the above notes and to pledge 100,000 shares of his holdings of the Company's common stock to each of the private lenders until all obligations to the lenders have been satisfied.

As further consideration for entering into the above promissory notes, each of the five lenders received: (1) a warrant to purchase 120,000 shares of the Company's common stock at $.01 per share, exercisable within one year from the issue date, (2) a warrant to purchase 200,000 shares of the Company's common stock at $.35 per share, exercisable within two years from the issue date, and
(3) an option to convert up to $50,000 of each note into shares of the Company's common stock at $.50 per share, exercisable with notice to the company within 30 days of the maturity of the notes or within 10 days of receipt of notice that the Company has received the aforementioned tax refunds.

On June 30, 1999, the Company's primary lender notified the Company that NewCare had failed to make its regularly-scheduled payment on June 16, 1999 and that NewCare had filed for protection under Chapter 11 of the bankruptcy code. Furthermore, the lender notified the Company of its intent to invoke its right to have the Company repurchase the promissory note.

On July 16, 1999, the Company's primary lender extended the Company a term loan of $2,300,000. The term loan consisted of: (1) $700,000 to be used as working capital, and (2) $1,600,000 to fulfill the Company's obligation to repurchase the aforementioned NewCare promissory note. The loan, which bears interest at 15% per annum, is payable in installments of interest only beginning on August 1, 1999 and on the first day of each successive month through October 1, 1999; $200,000 in principal plus accrued interest beginning on November 1, 1999 and on the first day of each successive month through January 1, 2000; $100,000 in principal plus accrued interest beginning on February 1, 2000 and on the first day of each successive month through October 1, 2000, and a final principal payment of $800,000 plus accrued interest on November 1, 2000. The term loan is collateralized by (1) the first $500,000 of any federal, state and local tax refunds for the year ended May 31, 1999, and to the extent such refunds exceed $1,000,000, (2) payments subsequently received on the promissory note repurchased by the Company, and (3) a personal guarantee by the Company's President and Chief Executive Officer on all indebtedness of the Company to the primary lender for up to $1,600,000.

17.  Subsequent Events, Continued

As further consideration for entering into the above term loan, the Company's primary lender received a warrant to purchase up to 18% of the Company's common stock at an aggregate purchase price of $1.00 and a warrant to purchase 300,000 shares of the Company's common stock at a purchase price of $1.00 per share. Both warrants are exercisable through July 6, 2004. The percentage of the Company's common stock that can be purchased under the first warrant can be reduced based on the Company's repayment of the term loan, but in no event to less than 10% of the Company's common stock.

Effective July 1, 1999, the Company entered into a 20-year lease agreement on a 228 bed nursing home facility in Beloit, Wisconsin. The agreement provides for the Company to make monthly base rent payments of $47,500 during the initial year and for such monthly payments to escalate, as scheduled, over the life of the lease. The Company is also responsible for making monthly tax and insurance deposits, which currently approximates $11,900 per month, to the lessor. The Company also entered into an option with the lessor to purchase the facility at any time after six months at a predetermined purchase price. For such option, the Company agreed to make nonrefundable payments to the lessor totaling $360,000, one half to be paid within 90 days of the effective date of the lease and one half to be paid no later than July 1, 2000. Such payments for the option will be credited against the purchase price if the option is exercised.

Effective September 1, 1999, the Company agreed to sell its rights in contracts with Central Arkansas Nursing Centers along with related accounts receivable and certain equipment to an organization owned principally by two management members of the Company. One of the owners is the son of the Company's President and Chief Executive Officer. The purchasers also agreed to assume certain employee-related liabilities. The purchase price will approximate $340,000 with a downpayment of approximately $250,000 and the balance to be paid in quarterly installments of $15,000 beginning on April 1, 2000.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PERENNIAL HEALTH SYSTEMS, INC.



Dated:  September 14, 1999             By: /s/  David V. Hall
                                           David V. Hall, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

    SIGNATURE                    CAPACITY                  DATE
    ---------                    --------                  ----



/s/ David V. Hall           President (Principal       September 14, 1999
David V. Hall               Executive Officer)
                            and Director


/s/ David W. Lester         Chief Financial Officer,   September 14, 1999
David W. Lester             Treasurer (Principal
                            Financial and Accounting
                            Officer), Secretary
                                        and Director


/s/ Timothy M. Graven       Director                   September 14, 1999
Timothy M. Graven



/s/ Bert L. Blieden         Director                   September 14, 1999
Bert L. Blieden