Form 10QSB
period 1999-08-31
PERENNIAL HEALTH SYSTEMS INC
filed 1999-10-15
CIK 1034042

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period ended: August 31, 1999


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

                           Yes [ X ]   No [   ]


There were 13,395,072 shares of the Registrant's Common Stock outstanding as of October 1, 1999.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
August 31 and May 31, 1999
                                                August 31,
                                                  1999         May 31,
    ASSETS                                     (Unaudited)      1999
                                               -----------    ----------
Current assets:
  Cash                                         $  215,089     $  105,136
  Accounts receivable, less allowance for
   doubtful accounts of $647,000 and
   $694,000 at August 31 and May 31, 1999,
   respectively                                 3,278,589      2,945,043
  Income tax receivable                         1,002,377      1,000,420
  Advances to related parties                      66,235         64,000
  Other current assets                            181,171        182,623
                                               ----------     ----------
     Total current assets                       4,743,461      4,297,222

Property and equipment, at cost:
  Land                                             50,000         50,000
  Buildings and improvements                    2,647,448      2,647,448
  Equipment                                       766,943        760,867
  Less accumulated depreciation                  (329,301)      (268,199)
                                               ----------     ----------
     Net property and equipment                 3,135,089      3,190,116

Intangible assets, net of accumulated
  amortization of $66,000 and $50,000
  at August 31 and May 31, 1999, respectively   1,533,632      1,549,482
Other assets                                      312,899        170,120
                                               ----------     ----------
                                               $9,725,082     $9,206,940
                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term borrowings                        $1,959,906     $2,628,455
  Notes payable                                 2,800,000      1,601,329
  Current portion of long term debt                89,900         89,633
  Advances from stockholder                       200,000        200,000
  Accounts payable                                891,264        651,331
  Accrued expenses                              1,614,867      1,574,112
                                               ----------     ----------
     Total current liabilities                  7,555,937      6,744,860

Long term debt:
  Mortgage payable                              3,250,679      3,280,029
  Seller note payable                             738,041        738,041
                                               ----------     ----------
     Total long term debt                       3,988,720      4,018,070

Stockholders' deficit:
  Preferred stock, $10 par value; 10,000,000
   shares authorized; no shares issued               -              -
  Common stock, no par value; 20,000,000
   shares authorized; 13,395,072 shares
   issued and outstanding at August 31 and
   May 31, 1999                                 2,142,678      2,142,678
  Subordinated convertible common stock,
   no par value; 1,200,000 shares authorized;
   no shares issued                                  -              -
  Accumulated deficit                          (3,962,252)    (3,698,668)
                                               ----------     ----------
     Total stockholders' deficit               (1,819,574)    (1,555,990)
                                               ----------     ----------
                                               $9,725,082     $9,206,940
                                               ==========     ==========
See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
(UNAUDITED)

                                                  1999           1998
                                               ----------     ----------
Revenues:
  Contract services                            $2,199,747     $3,319,186
  Contract services-related parties                  -           799,583
  Nursing home                                  1,818,097           -
                                               ----------     ----------
     Total revenues                             4,017,844      4,118,769

Cost of services:
  Salaries, wages and benefits related
   to contract services                         1,355,645      2,133,681
  Contract therapists                              14,950        328,504
  Nursing home                                  1,435,824           -
                                               ----------     ----------
     Total cost of services                     2,806,419      2,462,185
                                               ----------     ----------
     Gross profit                               1,211,426      1,656,584

Selling, general and administrative expenses    1,026,206      1,520,301
Rental expense                                    120,631         65,935
Bad debt expense                                   78,116         58,268
Depreciation                                       61,103         16,603
Amortization                                       15,849         20,356
                                               ----------     ----------
     Loss from operations                         (90,480)       (24,879)

Interest expense                                  173,105         99,165
                                               ----------     ----------
     Loss before income taxes                    (263,585)      (124,044)

Benefit from income taxes                            -           (50,000)
                                               ----------     ----------
     Net loss                                  $ (263,585)    $  (74,044)
                                               ==========     ==========
Net loss per common share - basic              $    (0.02)    $    (0.01)
                                               ==========     ==========
Net loss per common share -
  assuming dilution                            $    (0.02)    $    (0.01)
                                               ==========     ==========

See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
(Unaudited)
                                                  1999           1998
                                               ----------     ----------
Cash flows from operating activities:
  Net loss                                     $ (263,585)    $  (74,044)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities
    Depreciation                                   61,103         16,563
    Amortization                                   15,849         21,027
    Provision for losses on accounts
     receivable                                    78,116         50,362
    Changes in assets and liabilities,
     net of effects from acquisitions
      Accounts receivable                        (411,662)       953,535
      Other current assets                           (783)       (68,861)
      Other assets                               (142,779)        29,703
      Accounts payable                            239,933        140,024
      Accrued expenses                             40,755       (412,479)
      Income taxes                                 (1,957)          -
                                               ----------     ----------
     Net cash provided by (used in)
      operating activities                       (385,010)       655,830

Cash flows from investing activities:
  Purchase of equipment                            (6,076)       (69,082)
                                               ----------     ----------
Net cash used in investing activities              (6,076)       (69,082)

Cash flows from financing activities:
  Issuance of short-term borrowings             2,668,000      1,208,678
  Repayments of short-term borrowings          (3,336,549)    (1,694,587)
  Issuance of term note payable                 1,198,671           -
  Repayments of long-term debt                    (29,083)          -
  Issuance of common stock                           -             1,219
                                               ----------     ----------
     Net cash provided by (used in)
      financing activities                        501,039       (484,690)
                                               ----------     ----------
     Net increase in cash                         109,953        102,058

Beginning cash balance                            105,136        358,230
                                               ----------     ----------
Ending cash balance                            $  215,089     $  460,288
                                               ==========     ==========
Supplemental disclosures:
  Cash paid for interest                       $  125,801     $  128,003
                                               ==========     ==========
  Cash paid for income taxes                   $    2,392     $     -
                                               ==========     ==========

See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Perennial Health Systems, Inc. (formerly known as In-House Rehab Corporation) and its subsidiaries (the "Company") are engaged in providing, on a contract basis, physical, speech, occupational and respiratory therapy and behavioral health services and management services primarily to long-term care providers. More recently, the Company formed Perennial Health Management, Inc. (PHM) as a wholly owned subsidiary for the purpose of acquiring, operating and managing nursing home properties, which is where the Company intends to focus its efforts going forward. As of October 1, 1999, the Company owned or leased and operated two long-term care facilities with 327 skilled long-term care beds. These facilities are located in Indiana and Wisconsin.

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-KSB. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended May 31, 1999 filed with the Securities and Exchange Commission on Form 10-KSB.

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and all such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

Certain prior period amounts have been reclassified to conform with the current period presentation.


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

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                                 For the Three Months
                                                   Ended August 31,
                                              --------------------------
                                                  1999          1998
                                              ------------   -----------

Net loss                                      $  (263,585)    $  (74,044)
                                              ===========    ===========
Weighted average shares outstanding:
  Weighted average shares outstanding -
   basic                                       13,395,072     13,390,800
  Stock options and warrants                    2,634,351        255,922
                                              -----------    -----------
  Weighted average shares outstanding -
   assuming dilution                           16,029,423     13,646,722
                                              ===========    ===========
  Net loss per share - basic                  $     (0.02)   $    (0.01)
                                              ===========    ===========
  Net loss per share - assuming
    dilution                                  $     (0.02)   $    (0.01)
                                              ===========    ===========

The Company did not include warrants equivalent to 300,000 and 360,000 shares of common stock or options to purchase 869,000 and 474,000 shares of common stock for the three months ended August 31, 1999 and 1998, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to August 31, 1999 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

3.  MAJOR CUSTOMERS

Approximately $1,547,000, or 39% of all revenue for the three months ended August 31, 1999, and approximately $990,000, or 30% of the balance of accounts receivable at August 31, 1999, related to two customers.

Approximately $800,000 or 19% of all revenue for the three months ended August 31, 1998, and approximately $1,453,000, or 22% of the balance of accounts receivable at August 31, 1998, related to one customer, a related party.

4. ISSUES AFFECTING LIQUIDITY

The Company reported a net loss for the year ended May 31, 1999, of $5,714,000 and a working capital deficiency at May 31, 1999, of $2,448,000. Such results made it necessary for the Company to supplement its short-term working capital needs through the following steps:

  * On June 9, 1999, the Company entered into an agreement with its primary lender to temporarily advance the Company $500,000 against estimated federal, state and local tax refunds for the year ended May 31, 1999. The advance was repaid to the lender on July 9, 1999.

  * On July 9, 1999, the Company entered into promissory notes and received $500,000 from five private investors.

  * On July 16, 1999, the Company entered into a term loan with its primary lender for $2,300,000. $700,000 of the term loan is to be used as working capital and $1,600,000 of the loan is to fulfill the Company's obligation to repurchase a note that was previously sold with recourse to the lender when the payor of the note filed for Chapter 11 bankruptcy protection.

For the three months ended August 31, 1999, the Company reported a net loss of $264,000 and a working capital deficiency of $2,813,000 at August 31, 1999.

Considerable uncertainty remains with respect to whether the Company's existing line of credit together with cash flows from operations and the supplement to short term working capital described above will be sufficient to meet the Company's current cash requirements and whether the Company has sufficient access to additional funding sources, if needed. Additionally, the Company was not in compliance with certain financial ratios and covenants contained in its line of credit agreement with its primary lender. Also, business expansion may create a need for additional funding which the Company would need to raise through additional borrowing and/or an offering of debt securities.

The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

The Company generated approximately $4,018,000 in revenues for the three months ended August 31, 1999 compared to $4,119,000 for the three months ended August 31, 1998, a 3% decrease. Without new nursing home revenues of $1,818,000, pertaining to the acquisition of Scott County Healthcare on December 4, 1998 and a new lease, effective July 1, 1999, of a nursing home facility in Beloit, Wisconsin, revenues would have declined by 47%. The significant reduction was primarily due to the implementation of Medicare's Prospective Payment System (PPS) and a reduction in unprofitable therapy contracts. Under PPS, Medicare payments are made under a fee schedule and certain services are limited to per beneficiary caps. Prior to PPS, Medicare reimbursement was made based primarily on the provider's cost of services rendered, with less extensive limitation. The Company's focus on acquiring, operating and managing profitable nursing home properties has helped to substantially offset the negative impact of PPS on therapy services revenues.

Cost of services as a percentage of revenue for the three months ended August 31, 1999, were 70% as compared to 60% for the same period of the prior year. The increase is primarily attributable to the increase in nursing home revenues and the reduction in therapy revenues as a result of the implementation of PPS as discussed above. Direct expenses (cost of services) related to the operation of nursing home facilities tend to be greater as a percentage of revenues than for therapy services. However, indirect expenses (selling, general and administrative expenses) related to the operation of nursing home facilities tend to be less as a percentage of revenues than for therapy services.

Selling, general and administrative expenses for the three months ended August 31, 1999, were 26% of revenue versus 37% in the three months ended August 31, 1998. The reduction is primarily the result of an increase in nursing home revenues as discussed under cost of services, reductions in therapy management and corporate office staff, and the reduction in revenues as a result of the implementation of PPS and the reduction in unprofitable contracts as discussed above. The reduction was partially offset by a $50,000 fee charged by the Company's primary lender when the Company did not repay a $500,000 temporary loan by June 18, 1999. The Company repaid the lender on July 9, 1999 and the lender charged the fee, but is considering the Company's request to waive the fee.

The Company's net loss as a percentage of revenue was 7% for the three months ended August 31, 1999, as compared to a net loss of 2% of revenues for the three months ended August 31, 1998. The decline is principally due to the reduction in revenues as a result of the implementation of PPS as discussed above. The decrease was substantially offset by the addition of two new profitable nursing home facilities since August 31, 1998 and reductions in therapy management and corporate office staff.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1999, the Company had working a capital deficit of $2,813,000 versus a deficit of $2,448,000 at May 31, 1999. The decrease resulted primarily from the Company's efforts to supplement it's working capital needs through additional short-term borrowings (see Note 4 to the Financial Statements "ISSUES AFFECTING LIQUIDITY").

Net cash used in operating activities was approximately $385,000 for the three months ended August 31, 1999 compared to approximately $656,000 provided by operating activities for the same period in the prior year. The decrease is primarily attributable to the net loss and an increase in accounts receivable when the Company began leasing a new nursing home facility in Beloit, Wisconsin effective July 1, 1999.

Net cash used in investing activities for the three month period ending August 31, 1999 was approximately $6,000 compared to approximately $69,000 for the same period in the prior year.

The Company had approximately $501,000 provided by financing activities compared to approximately $485,000 used in financing activities for the same period in the prior year. The increase was primarily attributable to the Company's efforts to supplement it's working capital needs through additional short-term borrowings (see Note 4 to the Financial Statements "ISSUES AFFECTING LIQUIDITY").

Subsequent to the quarter ended August 31, 1999, the Company recovered $150,000 from a customer whose balance had been previously written off. The proceeds were used to extinguish the Company's remaining debt under a terminated bank line of credit of its Gateway subsidiary.

Through October 12, 1999, approximately $940,000 in income tax refunds related to the Company's fiscal year ended May 31, 1999, had been received of total expected refunds of approximately $1,000,000. From these refunds, $500,000 was used to pay down the Company's term loan with its primary lender and $125,000 was used to partially repay the Company's obligation to five private lenders.

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

As of April 1999, the Year 2000-compliance assessment for corporate operations was complete. All hardware systems have been evaluated to ensure that their internal processors are compliant. Non-compliant systems have been either replaced or updated to conform to compliance.

The Company is in the process of converting to a new financial and clinical package that conforms to Year 2000 requirements. The corporate office plans to be fully converted and operational on November 1, 1999. Facilities owned or managed by the Company as of October 1, 1999 are also planned to be fully converted by November 1, 1999.

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

CAUTIONARY STATEMENT

Certain statements made in this Form 10-QSB, including, but not limited to, statements containing the words "anticipates," "believes," "expects," "intends," "will," "may" and similar words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Form 10-QSB. Factors that may affect the plans or results of the Company include, without limitation, (i) the Company's success in implementing its business strategy, (ii) the nature and extent of future competition, (iii) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (iv) the Company's ability to effectively acquire, lease, manage and operate its properties, (v) the ability of the Company to have access to additional working capital and additional funding for growth, if needed, (vi) the ability of the Company and its significant vendors, suppliers and payors to timely identify and correct all relevant computer codes and date sensitive chips prior to the year 2000 or replace noncompliant equipment with year 2000 compliant equipment and (vii) changes in the general economic conditions and/or in the markets in which the Company competes. Many of these factors are beyond the control of the Company and its management.

The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended August 31, 1999.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERENNIAL HEALTH SYSTEMS, INC.


Dated:  October 15, 1999             By:/s/ David V. Hall
                                        David V. Hall, President


                                     By:/s/ David W. Lester
                                        David W. Lester, Chief Financial
                                        Officer and Treasurer