Form 10QSB
period 1999-11-30
PERENNIAL HEALTH SYSTEMS INC
filed 2000-01-13
CIK 1034042

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period ended: November 30, 1999


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

                           Yes [ X ]   No [   ]


There were 13,395,072 shares of the Registrant's Common Stock outstanding as of January 7, 2000.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
November 30 and May 31, 1999                      November 30,
                                                     1999         May 31,
    ASSETS                                        (Unaudited)      1999
Current assets:                                   -----------   -----------
  Cash                                            $     9,608   $   105,136
  Accounts receivable, less allowance
   for doubtful accounts of $641,000 and
   $694,000 at November 30 and May 31, 1999,
   respectively                                     3,040,419     2,945,043
  Income tax receivable                                 4,732     1,000,420
  Advances to related parties                          68,967        64,000
  Other current assets                                185,084       182,623
                                                  -----------   -----------
     Total current assets                           3,308,810     4,297,222

Property and equipment, at cost:
  Land                                                 50,000        50,000
  Buildings and improvements                        2,647,448     2,647,448
  Equipment                                           780,071       760,867
  Less accumulated depreciation                      (390,970)     (268,199)
                                                  -----------   -----------
     Net property and equipment                     3,086,549     3,190,116

Intangible assets, net of accumulated
 amortization of $82,000 and $50,000
 at November 30 and May 31, 1999, respectively      1,517,639     1,549,482
Other assets                                          312,899       170,120
                                                  -----------   -----------
                                                  $ 8,225,897   $ 9,206,940
                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term borrowings                           $ 1,512,449   $ 2,628,455
  Notes payable                                     1,566,894     1,601,329
  Current portion of long-term debt                    89,488        89,633
  Advances from stockholder                           200,000       200,000
  Accounts payable                                  1,120,466       651,331
  Accrued expenses                                  1,754,178     1,574,112
                                                  -----------   -----------
     Total current liabilities                      6,243,475     6,744,860

Long term debt:
  Mortgage payable                                  3,227,297     3,280,029
  Seller note payable                                 738,041       738,041
                                                  -----------   -----------
     Total long-term debt                           3,965,338     4,018,070

Stockholders' deficit:
  Preferred stock, $10 par value; 10,000,000
   shares authorized; no shares issued                   -             -
  Common stock, no par value; 20,000,000
   shares authorized; 13,395,072 shares
   issued and outstanding at November 30
   and May 31, 1999                                 2,142,678     2,142,678

  Subordinated convertible common stock, no
   par value; 1,200,000 shares authorized;
   no shares issued                                      -             -
  Accumulated deficit                              (4,125,594)   (3,698,668)
                                                  -----------   -----------
     Total stockholders' deficit                   (1,982,916)   (1,555,990)
                                                  -----------   -----------
                                                  $ 8,225,897   $ 9,206,940
                                                  ===========   ===========

See accompanying notes to condensed consolidated financial statements.

Perennial Health Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended November 30, 1999 and 1998
(Unaudited)

                               Three Months                Six Months
                            1999         1998         1999          1998
                        -----------   ----------   -----------   ----------
Revenues:
 Contract services      $ 1,530,374   $3,008,216   $ 3,730,120   $6,330,848
 Contract services-
  related parties              -         525,065          -       1,324,648
 Nursing home             2,249,964         -        4,068,061         -
                        -----------   ----------   -----------   ----------
     Total revenues       3,780,338    3,533,281     7,798,182    7,655,496

Cost of services:
 Salaries, wages and
  benefits related to
  contract services       1,002,416    2,287,285     2,365,715    4,609,161
 Contract therapists          8,050      155,774        15,346      489,709
 Nursing home             1,758,861         -        3,194,721         -
                        -----------   ----------   -----------   ----------
     Total cost of
      services            2,769,326    2,443,059     5,575,782    5,098,870
                        -----------   ----------   -----------   ----------
    Gross profit          1,011,011    1,090,222     2,222,400    2,556,626

Selling, general and
 administrative             816,663    1,476,154     1,835,871    2,782,643
Rental expense              175,333       80,112       302,964      146,047
Bad debt expense, net
 of recovery                (91,369)      69,421       (13,254)     159,213
Depreciation                 61,669       20,129       122,772       36,725
Amortization                 15,993       21,745        31,843       42,217
                        -----------   ----------   -----------   ----------
     Income (loss)
      from operation         32,723     (577,339)      (57,795)    (610,219)

Interest expense            196,026      118,824       369,130      217,988
                        -----------   ----------   -----------   ----------
     Loss before
      income taxes         (163,303)    (696,163)     (426,926)    (828,207)

Benefit from income
 taxes                         -        (257,000)         -        (315,000)
                        -----------   ----------   -----------   ----------
     Net loss           $  (163,303)  $ (439,163)  $  (426,926)  $ (513,207)
                        ===========   ==========   ===========   ==========

Net loss per common
 share - basic          $     (0.01)  $    (0.03)  $     (0.03)  $    (0.04)
                        ===========   ==========   ===========   ==========

Net loss per common
 share - assuming
 dilution               $     (0.01)  $    (0.03)  $     (0.02)  $    (0.04)
                        ===========   ==========   ===========   ==========



See accompanying notes to condensed consolidated financial statements.

Perennial Health Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 1999 and 1998
(Unaudited)
                                                    1999          1998
                                                 ----------    -----------
Cash flows from operating activities:
 Net loss                                        $ (426,926)   $  (513,207)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
    Depreciation                                    122,772         36,725
    Amortization                                     31,843         42,217
    Provision for losses on accounts receivable     (13,254)       159,213
    Loss on sale of note receivable                    -           169,661
    Changes in assets and liabilities, net of
     effects from acquisitions
      Accounts receivable                           (82,125)     2,158,925
      Other current assets                           (7,428)      (200,149)
      Other assets                                 (142,779)        31,256
      Accounts payable                              469,135        292,293
      Accrued expenses                              180,066        (31,901)
      Income taxes                                  995,688       (315,000)
                                                 ----------    -----------
     Net cash provided by operating activities    1,126,992      1,830,033

Cash flows from investing activities:
 Purchase of equipment                              (19,204)       (82,594)
                                                 ----------    -----------
     Net cash used in investing activities          (19,204)       (82,594)

Cash flows from financing activities:
 Issuance of short-term borrowings                7,661,172      8,149,941
 Repayments of short-term borrowings             (8,777,178)    (9,894,977)
 Issuance of term note payable                    1,198,671           -
 Repayments of term note payable                 (1,233,106)          -
 Repayments of long-term debt                       (52,876)          -
 Issuance of common stock                              -             6,094
                                                 ----------    -----------
     Net cash used in financing activities       (1,203,316)    (1,738,942)
                                                 ----------    -----------
     Net increase (decrease) in cash                (95,528)         8,497

Beginning cash balance                              105,136        358,230
                                                 ----------    -----------
Ending cash balance                              $    9,608    $   366,727
                                                 ==========    ===========
Supplemental disclosures:
 Cash paid for interest                          $  350,050    $    86,829
                                                 ==========    ===========

 Cash paid for income taxes                      $   37,418    $     4,500
                                                 ==========    ===========

See accompanying notes to condensed consolidated financial statements.

PERENNIAL HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Perennial Health Systems, Inc. (formerly known as In-House Rehab Corporation) and its subsidiaries (the "Company") are engaged in providing, on a contract basis, physical, speech, occupational and respiratory therapy and behavioral health services and management services primarily to long-term care providers. More recently, the Company formed Perennial Health Management, Inc. (PHM) as a wholly owned subsidiary for the purpose of acquiring, operating and managing nursing home properties, which is where the Company intends to focus its efforts going forward. As of January 7, 2000, the Company owned or leased and operated two long-term care facilities with 275 skilled long-term care beds. These facilities are located in Indiana and Wisconsin. The Company manages a 70 bed skilled long-term care facility in North Carolina.

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

2.  NET INCOME PER SHARE

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                          For the Three Months Ended    For the Six Months
                                November 30,           Ended November 30,
                             1999         1998         1999          1998
                          -----------  -----------  -----------  -----------
Net loss                  $  (163,303) $  (439,163) $  (426,926) $  (513,207)
                          ===========  ===========  ===========  ===========

Weighted average shares
 outstanding:
  Weighted average shares
   outstanding - basic     13,395,072   13,395,072   13,395,072   13,392,936
  Stock options and
   warrants                 4,735,099      159,422    3,684,725      207,672
                          -----------  -----------  -----------  -----------

  Weighted average shares
   outstanding - assuming
   dilution                18,130,171   13,554,494   17,079,797   13,600,608
                          ===========  ===========  ===========  ===========
  Net (loss) income per
   share - basic          $      (.01) $      (.03)  $     (.03) $      (.04)
                          ===========  ===========  ===========  ===========
  Net (loss) income per
   share - assuming
   dilution               $      (.01) $      (.03)  $     (.02) $      (.04)
                          ===========  ===========  ===========  ===========

The Company did not include warrants, equivalent to 300,000 and 360,000 shares of common stock or options to purchase 711,000 and 840,000 shares of common stock for the periods ended November 30, 1999 and 1998, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to November 30, 1999 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

3.  MAJOR CUSTOMERS

Approximately $2,123,000, or 27%, of all revenue for the six months ended November 30, 1999, and approximately $810,000, or 22%, of the balance of accounts receivable at November 30, 1999, related to one customer, Medilodge.

Approximately $1,325,000, or 17%, of all revenue for the six months ended November 30, 1998, related to one customer, a related party. In October 1998, the Company ceased providing services to this customer at which time the customer had an accounts receivable balance of approximately $1,873,000. In November 1998, the Company accepted a note receivable from the customer and subsequently sold the note, with recourse, to its primary lender. In June 1999, the customer filed for bankruptcy protection and the Company's primary lender exercised its right to have the Company repurchase the note. The Company effectuated the repurchase through accepting a term note with the lender. The note receivable of $1,600,000 and related obligation to the primary lender were recorded on the Company's balance sheet as of May 31, 1999 and the note receivable was written off as a bad debt. The Company continues to pursue all available means to recover some or all of the balance due under the note.

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

For the six months ended November 30, 1999, the Company reported a net loss of $427,000 and a working capital deficiency of $2,935,000 at November 30, 1999. Furthermore, the Company was required to further supplement its short-term working capital needs by entering into an additional term loan with its primary lender effective January 3, 2000, for $300,000 secured by pending payments from Medicare and Medicaid cost report filings. As consideration for the additional term loan, the Company agreed to increase the percentage of the Company's common stock that its primary lender can purchase at an aggregate price of $1.00 from a maximum of 18% to a fixed percentage of 20%.

Considerable uncertainty remains with respect to whether the Company's existing line of credit together with cash flows from operations and the supplements to short term working capital described above will be sufficient to meet the Company's current cash requirements and whether the Company has sufficient access to additional funding sources, if needed. Additionally, the Company was not in compliance with certain financial ratios and covenants contained in its line of credit agreement with its primary lender. Furthermore, the Company made a required $200,000 principal payment on November 1, 1999 under the above term loan but did not make required $200,000 principal payments on December 1, 1999 and January 1, 2000. The Company can not yet predict when such payments or subsequent required principal payments will occur. The Company was notified by its primary lender on December 10, 1999 that, as a result of its failure to make such payment on December 1, 1999, certain default provisions would be applied effective December 2, 1999, including an increase in the interest rate on all loans by four percent per annum.

At the time the Company entered into a 20-year lease agreement on its nursing home facility in Beloit, Wisconsin, effective July 1, 1999, it also entered into an option with the lessor to purchase the facility. In exchange for such option, the Company agreed to make nonrefundable payments to the lessor totaling $360,000, one half to be paid within 90 days of the effective date and one half to be paid no later than July 1, 2000. The Company negotiated an extension to make the initial $180,000 payment from October 1, 1999 to December 15, 1999 and agreed to pay interest on the amount at the rate of 8-1/2% effective October 1, 1999. The Company did not make the payment due on December 15, 1999 and is negotiating with the lessor for a further extension or other modification to the purchase option agreement. The purchase option was executed in conjunction with the lease agreement and any breach of the purchase option agreement is deemed to be a breach of the lease, entitling the other party to all remedies provided in the lease. There can be no assurance that the Company and the lessor will reach an agreement to extend or otherwise modify the purchase option agreement.

Also, business expansion may create a need for additional funding which the Company would need to raise through additional borrowing and/or an offering of debt securities. The Company is seeking to raise approximately $2.5 million in equity capital to assist in meeting the above and other obligations until it can achieve a positive cash flow. The Company estimates that it can achieve a positive cash flow within 90 to 120 days of completing its announced Medilodge transaction. There can be no assurance, however, that the equity capital being sought will be raised or that the Medilodge transaction will be completed.

The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

The Company generated approximately $3,780,000 in gross revenues for the three months ended November 30, 1999, compared to $3,533,000 during the same period last year, a 7% increase. The increase was due to the addition of two new nursing homes. Scott County Healthcare was acquired on December 4, 1998 and a new lease was entered into effective July 1, 1999 on a nursing home facility in Beloit, Wisconsin. Without these nursing home additions, revenues would have declined by 57%. The significant reduction in therapy services revenues was primarily due to the sale of the Company's rights in contracts with Central Arkansas Nursing Centers effective September 1, 1999, the implementation of Medicare's Prospective Payment System (PPS) and a reduction in unprofitable therapy contracts.

Cost of services as a percentage of revenue for the three months ended November 30, 1999 was 73% as compared with 69% for the same period of the prior year. The increase is primarily attributable to the increase in nursing home revenues and the reduction in therapy revenues as a result of the implementation of PPS as discussed above. Direct expenses (cost of services) related to the operation of nursing home facilities tend to be greater as a percentage of revenues than for therapy services. However, indirect expenses (selling, general and administrative expenses) related to the operation of nursing home facilities tend to be less as a percentage of revenues than for therapy services.

Selling, general and administrative expenses for the three months ended November 30, 1999, were 22% of revenues versus 42% for the same period last year. The reduction is primarily the result of an increase in nursing home revenues as discussed under cost of services and the reduction in revenues as a result of the implementation of PPS and the reduction in unprofitable contracts as discussed above.

Bad debt expense for the three months ended November 30, 1999, reflected the recovery of $150,000 from a customer whose balance had been previously written off. The proceeds were used to extinguish the Company's remaining debt under a terminated bank line of credit of its Gateway subsidiary.

SIX MONTHS ENDED NOMEMBER 30, 1999 AND 1998

The Company generated approximately $7,798,000 in gross revenues for the six months ended November 30, 1999 compared with $7,655,000 for the same period last year, a 2% increase. The increase was due to the addition of two new nursing homes. Scott County Healthcare was acquired on December 4, 1998 and a new lease was entered into effective July 1, 1999 on a nursing home facility in Beloit, Wisconsin. Without these nursing home additions, revenues would have declined by 51%. The significant reduction in therapy services revenues was primarily due to the sale of the Company's rights in contracts with Central Arkansas Nursing Centers effective September 1, 1999, the implementation of Medicare's Prospective Payment System (PPS) and a reduction in unprofitable therapy contracts.

The cost of services as a percentage of revenue for the six months ended November 30, 1999 was 72% as compared to 67% for the same period of the prior year. The increase is primarily attributable to the increase in nursing home revenues and the reduction in therapy revenues as a result of the implementation of PPS as discussed above.

Selling, general and administrative expenses for the six months ended November 30, 1999 were 24% of revenue versus 36% for the six months ended November 30, 1998. The reduction is primarily the result of an increase in nursing home revenues as discussed under cost of services, reductions in therapy management and corporate office staff, and the reduction in revenues as a result of the implementation of PPS and the reduction in unprofitable contracts as discussed above. The reduction was partially offset by a $50,000 fee charged by the Company's primary lender when the Company did not repay a $500,000 temporary loan by June 18, 1999. The Company repaid the lender on July 9, 1999 and the lender charged the fee.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1999, the Company had a working capital deficit of approximately $2,935,000 versus a deficit of approximately $2,448,000 at May 31, 1999. The decrease resulted primarily from the Company's efforts to supplement its working capital needs through additional short-term borrowings (see Note 4 to the Financial Statements "ISSUES AFFECTING LIQUIDITY") and an increase in vendor obligations primarily resulting from the addition of the nursing home facility in Beloit, Wisconsin effective July 1, 1999.

Net cash provided by operating activities was approximately $1,127,000 for the six months ended November 30, 1999 compared to approximately $1,830,000 for the same period in the prior year. The decrease is primarily attributable to the collection in full of a sizable customer account in the prior year. Cash provided by operating activities in the current year was significantly enhanced by the collection of approximately $1,000,000 from income tax refunds.

Net cash used in investing activities for the six month period ended November 30, 1999 was approximately $19,000 compared to approximately $83,000 for the same period in the prior year.

The Company had approximately $1,203,000 used in financing activities for the six months ended November 30, 1999 compared to approximately $1,739,000 for the same period in the prior year. The decrease was primarily attributable to a lower level of repayments of short term borrowings in the current year as compared to the same period in the prior year.

During the three months ended November 30, 1999, the Company repaid $700,000 in principal against its term loan with its primary lender and $500,000 in principal against the promissory notes with five private investors. The payments were primarily made from receipts of approximately $1,000,000 in tax refunds received.

Considerable uncertainty remains with respect to whether the Company's existing line of credit together with cash flows from operations and the supplements to short term working capital described above (see Note 4 to the Financial Statements "ISSUES AFFECTING LIQUIDITY") will be sufficient to meet the Company's current cash requirements and whether the Company has sufficient access to additional funding sources, if needed. Additionally, the Company was not in compliance with certain financial ratios and covenants contained in its line of credit agreement with its primary lender. Furthermore, the Company made a required $200,000 principal payment on November 1, 1999 under the above term loan but did not make required $200,000 principal payments on December 1, 1999 and January 1, 2000. The Company can not yet predict when such payments or subsequent required principal payments will occur. The Company was notified by its primary lender on December 10, 1999 that, as a result of its failure to make such payment on December 1, 1999, certain default provisions would be applied effective December 2, 1999, including an increase in the interest rate on all loans by four percent per annum.

At the time the Company entered into a 20-year lease agreement on its nursing home facility in Beloit, Wisconsin, effective July 1, 1999, it also entered into an option with the lessor to purchase the facility. In exchange for such option, the Company agreed to make nonrefundable payments to the lessor totaling $360,000, one half to be paid within 90 days of the effective date and one half to be paid no later than July 1, 2000. The Company negotiated an extension to make the initial $180,000 payment from October 1, 1999 to December 15, 1999 and agreed to pay interest on the amount at the rate of 8-1/2% effective October 1, 1999. The Company did not make the payment due on December 15, 1999 and is negotiating with the lessor for a further extension or other modification to the purchase option agreement. The purchase option was executed in conjunction with the lease agreement and any breach of the purchase option agreement is deemed to be a breach of the lease, entitling the other party to all remedies provided in the lease. There can be no assurance that the Company and the lessor will reach an agreement to extend or otherwise modify the purchase option agreement.

Also, business expansion may create a need for additional funding which the Company would need to raise through additional borrowing and/or an offering of debt securities. The Company is seeking to raise approximately $2.5 million in equity capital to assist in meeting the above and other obligations until it can achieve a positive cash flow. The Company estimates that it can achieve a positive cash flow within 90 to 120 days of completing the Medilodge transaction described below. There can be no assurance, however, that the equity capital being sought will be raised or that the Medilodge transaction will be completed.

The Company previously reported that it had an agreement in principle with The Medilodge Group, Inc. (Medilodge), based in Detroit, Michigan, to acquire eight skilled nursing facilities and one assisted living facility for approximately $79 million. The Company is negotiating with a real estate investment trust (REIT) and Medilodge to execute a transaction whereby the REIT would purchase the facilities from Medilodge and lease the facilities to the Company. The completion of this transaction is contingent upon the satisfactory completion of these negotiations; the completion of the REIT's and the Company's due diligence review; the receipt of approvals from certain licensing authorities; obtaining financing and the satisfaction of customary closing conditions. Due to these contingencies and the current state of the nursing home industry, it is not certain when, if ever, this acquisition will occur.

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

As of April 1999, the Year 2000-compliance assessment for corporate operations was complete. All hardware systems were evaluated to ensure that their internal processors are compliant. Non-compliant systems were either replaced or updated to conform to compliance.

The Company converted to a new financial and clinical package that conforms to Year 2000 requirements. The corporate office and facilities owned or leased by the Company were converted by December 31, 1999.

The Company completed an evaluation of the risks of non-information technology problems connected to Y2K. Areas of potential exposure to risk were identified as of May 31, 1999, and were resolved.

As of January 7, 2000, only minor Year 2000 issues were encountered by the Company. All such issues identified have been resolved at little or no cost to the Company and have had no significant impact on Company operations.


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

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Form 10-QSB. Factors that may affect the plans or results of the Company include, without limitation, (i) the Company's success in implementing its business strategy, (ii) the nature and extent of future competition, (iii) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (iv) the Company's ability to effectively acquire, lease, manage and operate its properties, (v) the ability of the Company to have access to additional working capital and additional funding for growth, if needed, (vi) the ability of the Company and its significant vendors, suppliers and payors to timely identify and correct all relevant computer codes and date sensitive chips or replace noncompliant equipment with year 2000 compliant equipment and (vii) changes in the general economic conditions and/or in the markets in which the Company competes. Many of these factors are beyond the control of the Company and its management.

The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 16, 1998, the Company filed suit in the Jefferson Circuit Court, Jefferson County, Kentucky, against the former shareholders of Gateway Rehab, Inc., claiming, among other things, that such shareholders had misrepresented certain assets and liabilities on the financial statements of Gateway Rehab that were used in the valuation of the business. The former shareholders of Gateway Rehab responded to the claims of the Company by filing a counterclaim asking for enforcement of the agreements without adjustments, as well as for other damages. Effective November 30, 1999, the Company entered into a Settlement Agreement and Agreed Judgement to settle with the former shareholders of Gateway Rehab whereby the Company will pay a total of $462,500 to the former shareholders over a 17 month period to satisfy any further obligations of the Company.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

The Company made a required $200,000 principal payment on November 1, 1999 under a term loan entered into with its primary lender on July 16, 1999, but did not make required $200,000 principal payments on December 1, 1999 and January 1, 2000. The Company can not yet predict when such payments or subsequent required principal payments will occur. The Company was notified by its primary lender on December 10, 1999 that, as a result of its failure to make such payment on December 1, 1999, certain default provisions would be applied effective December 2, 1999, including an increase in the interest rate on all loans by four percent per annum.

The Company's primary lender agreed to enter into an additional term loan with the Company effective January 3, 2000, for $300,000 secured by pending payments from Medicare and Medicaid cost report filings.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     None.

Item 5.   Other Events.

     None.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERENNIAL HEALTH SYSTEMS, INC.



Dated:  January 13, 2000             By: /s/ David V. Hall
                                         David V. Hall, President



                                     By: /s/ David W. Lester
                                         David W. Lester, Chief Financial
                                         Officer and Treasurer